Form 10-Q
period 2009-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2009-11-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	|X|		Accelerated filer	|_|
Non-accelerated filer	|_|	(Do not check if a smaller reporting company)	Smaller reporting company	|_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes |_|     No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common Stock, $0.01 par value	60,091,173 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$37,088	$27,535
Accounts receivable (less allowances of $1,687 and $2,069, respectively)	95,071	94,469
Prepaid expenses and other current assets	11,882	12,623
Deferred income taxes, net	8,194	11,184

Total current assets	152,235	145,811

PROPERTY AND EQUIPMENT, NET	137,210	129,077

OTHER ASSETS
Goodwill	356,078	343,954
Intangibles, net of amortization	26,604	32,080
Restricted cash	269	306
Other assets	9,918	9,779

TOTAL ASSETS	$682,314	$661,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$52,269	$52,710
Income taxes payable	2,383	3,063
Accrued taxes, other than income taxes	8,566	9,818
Accrued expenses	31,387	33,787
Current maturities of long-term debt and capital lease obligations	3,744	2,455
Accrued restructuring costs	11,744	1,082

Total current liabilities	110,093	102,915

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	263,653	269,034
Accrued restructuring costs	5,259	771
Accrued expenses	17,251	20,150
Deferred income taxes, net	6,952	14,303

Total long-term liabilities	293,115	304,258

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 60,603,420 and
60,792,441 shares issued and outstanding, respectively	606	608
Additional paid-in capital	550,295	545,801
Notes receivable, shareholder	(1,789)	(1,803)
Accumulated other comprehensive gain (loss)	7,061	(8,312)
Accumulated deficit	(277,067)	(282,460)

Total shareholders’ equity	279,106	253,834

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$682,314	$661,007

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

	(Unaudited)		(Unaudited)

Net revenues	$148,002	$156,532	$457,017	$468,886

Operating expenses:
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	64,471	64,185	195,469	190,399
Selling and marketing	34,540	37,044	107,255	115,808
General and administrative	16,655	16,867	48,514	49,470
Research and development	4,575	3,793	12,558	11,374
Excise tax expense	—	—	—	2,890
Depreciation	9,458	7,934	27,180	23,324
Amortization	2,515	3,957	8,272	11,814
Restructuring costs	13,304	—	19,585	3,339
Asset impairments	3,615	249	3,615	249
Net legal settlements and related expenses	51	784	212	2,392
Acquisition-related costs	41	—	612	—

Total operating expenses	149,225	134,813	423,272	411,059

Operating income (loss)	(1,223)	21,719	33,745	57,827

Other (expense) income:
Interest expense	(3,286)	(4,501)	(11,077)	(14,662)
Unrealized gain on change in fair value of interest
rate swaps	786	629	2,872	260
Interest income	86	67	266	418
Other, net	(220)	(122)	(310)	694

Total other (expense), net	(2,634)	(3,927)	(8,249)	(13,290)

Income (loss) from continuing operations before income taxes	(3,857)	17,792	25,496	44,537
Income tax expense	699	5,933	10,279	13,436

Net income (loss) from continuing operations	(4,556)	11,859	15,217	31,101

Loss from discontinued operations, net of taxes	(8,060)	(1,101)	(9,824)	(2,769)

Net income (loss)	$(12,616)	$10,758	$5,393	$28,332

BASIC WEIGHTED-AVERAGE SHARES
OUTSTANDING	59,049	59,461	58,907	59,400

Basic net income (loss) per share
Continuing operations	$(0.08)	$0.20	$0.26	$0.52
Discontinued operations	(0.14)	(0.02)	(0.17)	(0.05)

Net income (loss) per share	$(0.21)	$0.18	$0.09	$0.48

DILUTED WEIGHTED-AVERAGE SHARES
OUTSTANDING	59,049	60,535	59,457	60,611

Diluted net income (loss) per share
Continuing operations	$(0.08)	$0.20	$0.26	$0.51
Discontinued operations	(0.14)	(0.02)	(0.17)	(0.05)

Net income (loss) per share	$(0.21)	$0.18	$0.09	$0.47

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2008	$608	$545,801	$(1,803)	$(8,312)	$(282,460)	$253,834

Net income	—	—	—	—	5,393	5,393
Translation adjustments, net of taxes	—	—	—	14,132	—	14,132
Change in unrealized loss, derivatives, net of
taxes	—	—	—	1,241	—	1,241

Comprehensive income, net of taxes	—	—	—	15,373	5,393	20,766

Exercise of stock options	2	552	—	—	—	554
Equity-based compensation	(1)	8,162	—	—	—	8,161
Treasury stock purchase and retirement	(4)	(2,717)	—	—	—	(2,721)
Redemption of restricted shares, net	1	(1,912)	—	—	—	(1,911)
Warrants issued	—	344	—	—	—	344
Income tax benefit from exercise of stock
options	—	65	—	—	—	65
Payments and interest related to shareholder
notes receivable	—	—	14	—	—	14

BALANCE, September 30, 2009	$606	$550,295	$(1,789)	$7,061	$(277,067)	$279,106

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,

	2009	2008

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,393	$28,332
Loss from discontinued operations, net of taxes	9,824	2,769

Income from continuing operations	15,217	31,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,180	23,324
Amortization	8,272	11,814
Amortization of deferred financing costs	455	423
Net legal settlements and related expenses	212	2,392
Payments for legal settlements and related expenses	—	(1,613)
Deferred income taxes, net of effect of acquisitions	(4,468)	9,495
Restructuring costs	19,585	3,339
Payments for restructuring costs	(4,790)	(3,843)
Asset impairments	3,615	249
Equity-based compensation	8,324	9,403
Excess tax benefits from share-based payment arrangements	(311)	(972)
Unrealized gain on change in fair value of interest rate swaps	(2,872)	(260)
Provision (recovery) for doubtful accounts	707	(59)
Excise tax expense	—	2,890
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	2,210	(10,679)
Prepaid expenses and other assets	1,768	(1,787)
Accounts payable and accrued expenses	(4,462)	2,412

Net cash provided by operating activities from continuing operations	70,642	77,629

Net cash used in operating activities from discontinued operations	(2,251)	(3,148)

Net cash provided by operating activities	68,391	74,481

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32,100)	(35,066)
Other investing activities	101	—
Business acquisitions, net of cash acquired	(8,151)	(30,225)

Net cash used in investing activities from continuing operations	(40,150)	(65,291)

Net cash used in investing activities from discontinued operations	(2,616)	(3,553)

Net cash used in investing activities	(42,766)	(68,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(167,207)	(406,989)
Proceeds from borrowing arrangements	153,316	418,110
Payments of debt issuance costs	(147)	(8)
Repayment of shareholder notes	93	—
Excess tax benefits from share-based payment arrangements	311	972
Purchase of treasury stock, at cost	(4,681)	(10,306)
Exercise of stock options	554	2,296

Net cash (used in) provided by financing activities	(17,761)	4,075

Effect of exchange rate changes on cash and equivalents	1,689	(1,618)

NET INCREASE IN CASH AND EQUIVALENTS	9,553	8,094

CASH AND EQUIVALENTS, beginning of period	27,535	18,259

CASH AND EQUIVALENTS, end of period	$37,088	$26,353

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,294	$12,169

Income tax payments	$15,726	$14,250

Income tax refunds	$2,538	$9,624

Capital lease additions	$9,785	$3,237

Capital expenditures in total current liabilities	$1,830	$3,557

Capitalized interest	$293	$817

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     We are in the business of innovating, developing and providing on-demand, applied communication technologies. Enterprise customers use our advanced data solutions and next-generation collaboration platforms to work, collaborate and make meaningful connections. We are a global company with operations in 24 countries in our three segments - North America, Europe and Asia Pacific.

     Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the full fiscal year of 2009 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, which includes information and disclosures not included herein. We have evaluated the financial statements for subsequent events through November 9, 2009, the date of issuance of our financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at September 30, 2009 and December 31, 2008 was earned but unbilled revenue of $11.4 million and $5.9 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.2 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. Provision (recovery) for doubtful accounts was $0.7 million and $(0.1) million for the nine months ended September 30, 2009 and 2008, respectively. Write-offs against the allowance for doubtful accounts were $0.1 million and $1.2 million in the three months ended September 30, 2009 and 2008, respectively. Write-offs against the allowance for doubtful accounts were $1.1 million and $2.0 million in the nine months ended September 30, 2009 and 2008, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

USF Charges

     In accordance with Federal Communications Commission rules, we are required to contribute to the Federal Universal Service Fund, or USF, for some of our PGiMeet Solutions, which we recover from our applicable PGiMeet customers and remit to the Universal Service Administrative Company, or USAC. Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-45-50-03 provides the choice of presenting this type of charge on a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The USF charges that we collect and remit are presented on a net basis.

Sales and Excise Taxes

     Sales and excise taxes that we collect and remit are presented on a net basis. We have reserved for certain state sales and excise tax contingencies based on the likelihood of our obligation to pay. Historically, we have collected and remitted state sales tax from our non-PGiMeet Solutions customers in applicable states, but we have not collected and remitted state sales tax from our PGiMeet Solutions customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet Solutions may be subject to telecommunications excise tax statutes in certain states. During the nine months ended September 30, 2008, we paid $2.8 million related to the settlement of certain of these state sales and excise tax contingencies.

     At September 30, 2009 and December 31, 2008, we had reserved $4.6 million for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Income Taxes

     Income tax expense for the three and nine months ended September 30, 2009 was $0.7 million and $10.3 million, respectively, as compared to $5.9 million and $13.4 million for the three and nine months ended September 30, 2008, respectively. The decline in tax expense for both the three and nine month periods in 2009 compared to 2008 is primarily the result of losses or lower income from continuing operations in 2009 partially offset by the impact of establishing an accounting valuation allowance against deferred tax assets for certain foreign subsidiaries beginning in the third quarter of 2009. For the nine months ended September 30, 2009, excluding the charges related to valuation allowances, our effective tax rate would have been approximately 31%.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the nine months ended September 30, 2009, we repurchased 375,800 shares of our common stock for $2.7 million in the open market pursuant to our Board-approved stock repurchase program. During the nine months ended September 30, 2008, we repurchased 500,000 shares of our common stock for approximately $6.9 million in the open market pursuant to our Board-approved stock repurchase program. During the nine months ended September 30, 2009 and 2008, we withheld 241,877 and 261,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of restricted stock grants and remitted $2.0 million and $3.4 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our Amended and Restated Articles of Incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income (loss) was $(3.2) million and $(2.7) million for the three months ended September 30, 2009 and 2008, respectively, and $20.8 million and $20.1 million for the nine months ended September 30, 2009 and 2008, respectively. The primary differences between net income, as reported, and comprehensive income are foreign currency translation adjustments, net of taxes, and changes in unrealized loss, derivatives, net of taxes.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $134.9 million and $137.8 million as of September 30, 2009 and December 31, 2008, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

     During the three months ended September 30, 2009, we abandoned development efforts associated primarily with certain software projects. As a consequence, we wrote-off accumulated costs associated with these projects of $3.6 million previously included in “Property and equipment, net.”

Goodwill

     Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, from December 31, 2008 to September 30, 2009 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill:
Carrying value at December 31, 2008	$299,535	$40,644	$3,775	$343,954
Additions	4,970	—	—	4,970
Adjustments	1,665	4,658	831	7,154

Carrying value at September 30, 2009	$306,170	$45,302	$4,606	$356,078

     Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Additions to the goodwill carrying value since December 31, 2008 are due to our acquisition of certain assets of LINK Conference Service, LLC. Adjustments to the goodwill carrying value since December 31, 2008 are due primarily to foreign currency fluctuations of $8.0 million against the U.S. Dollar, partially offset by a $0.9 million adjustment associated with the decision to divest our e-mail marketing business.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2009			December 31, 2008

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Customer lists	$131,530	$(110,896)	$20,634	$128,564	$(102,705)	$25,859
Non-compete agreements	6,084	(3,713)	2,371	5,799	(2,821)	2,978
Developed technology	39,627	(39,361)	266	40,069	(39,598)	471
Other	3,413	(80)	3,333	2,842	(70)	2,772

Total other intangible assets	$180,654	$(154,050)	$26,604	$177,274	$(145,194)	$32,080

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated amortization expense related to our other intangible assets for the full year 2009 and the next four years is as follows (in thousands):

Year	Estimated Amortization Expense

2009	$10,664
2010	$ 7,514
2011	$ 5,928
2012	$ 3,593
2013	$ 1,098

Foreign Currency Translation

     The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive loss” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these balances are recorded in the “Accumulated other comprehensive gain (loss)” component of shareholders’ equity in our condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

     In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the ASC as the official single source of authoritative GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the ASC will be considered non-authoritative. The ASC also includes all relevant SEC guidance organized using the same topical structure in separate sections within the ASC. The ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.

     In June 2009, the FASB updated ASC 855, “Subsequent Events,” which incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. The updated accounting guidance requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the issuance of their financial statements. The updated provisions of ASC 855 are effective for all interim and annual periods ending after June 15, 2009. The adopted provisions of ASC 855 are limited to expanded disclosure in our consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In April 2009, the FASB issued ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods beginning after March 15, 2009. We adopted the provisions of ASC 825 effective as of April 1, 2009, and it had no material impact on our consolidated financial statements.

     In April 2008, the FASB issued new accounting guidance related to the determination of the useful life of intangible assets. This guidance indicates that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension option. The new accounting guidance is to be applied to intangible assets acquired after January 1, 2009. We adopted the provisions of the new accounting guidance, and it had no material impact on our condensed consolidated financial statements.

     In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. This guidance amends and expands disclosure requirements to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008. We adopted this guidance as of January 1, 2009, and it had no financial impact other than expanded disclosure in our consolidated financial statements. See note 10.

     In December 2007, the FASB issued new accounting guidance related the principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance on January 1, 2009, and it had no material impact on our condensed consolidated financial statements. The impact of its adoption in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

3. RESTRUCTURING COSTS

     Summarized below is a rollforward of accrued restructuring costs from December 31, 2008 to September 30, 2009 along with a description of the associated activity (in thousands):

	Balance at December 31, 2008	Provisions	Cash Payments	Equity Released	Non-Cash	Balance at September 30, 2009

Accrued restructuring costs:
Severance and exit costs	$270	$13,383	$(3,996)	$(71)	$182	$9,768
Contractual obligations	1,583	6,446	(794)	—	—	7,235

Total restructuring costs	$1,853	$19,829	$(4,790)	$(71)	$182	$17,003

Realignment of Workforce – 2009

     During the three months ended September 30, 2009, we continued our efforts initiated in the second quarter of 2009 to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 245 positions. During the three months ended September 30, 2009, we recorded total severance costs of $7.7 million in connection with these efforts, which included the acceleration of vesting of restricted stock with a fair market value of $0.1 million. Severance costs for the three months ended September 30, 2009 included

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$0.2 million associated with the decision to divest our e-mail marketing business. Additionally, during the three months ended September 30, 2009, we recorded $2.7 million of lease termination costs associated with office locations in North America. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $7.9 million in North America, $2.1 million in Europe and $0.4 million in Asia Pacific. During the three months ended September 30, 2009, we paid $0.7 million related to these restructuring costs in cash. Our reserve for the third quarter 2009 restructuring costs was $9.6 million at September 30, 2009. We anticipate these remaining costs will be paid over the next nine years.

     During the three months ended June 30, 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated 136 positions. During the three months ended June 30, 2009, we recorded total severance costs of $4.0 million in connection with this realignment of our workforce, which included the acceleration of vesting of restricted stock with a fair market value of $0.1 million. Additionally, we incurred $0.6 million of lease termination costs associated with an office location in Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, the total restructuring costs initially incurred totaled $1.2 million in North America, $3.2 million in Europe and $0.2 million in Asia Pacific, with total adjustments of $0.1 million during the three months ended September 30, 2009 in North America. During the three months ended September 30, 2009, we paid $1.3 million related to the second quarter 2009 severance costs in cash. Our reserve for the second quarter 2009 restructuring costs was $2.8 million at September 30, 2009. We anticipate these remaining costs will be paid over the next two years.

     During the three months ended March 31, 2009, we executed a restructuring plan to close our company-owned data center in Europe and streamline various aspects of our sales force. As part of these consolidations, we eliminated 92 positions. During the three months ended March 31, 2009, we recorded total restructuring costs of $1.7 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs were $0.4 million in North America and $1.3 million in Europe, all expensed within the three months ended March 31, 2009. During the three months ended September 30, 2009, we paid $0.3 million related to the first quarter 2009 restructuring costs in cash. Our reserve for the first quarter 2009 restructuring costs was $0.4 million at September 30, 2009. We anticipate these remaining costs will be paid over the next 12 months.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in Europe of $(0.1) million during the three months ended March 31, 2009 and in North America of $0.1 million during the three months ended June 30, 2009. As of September 30, 2009, we have completed this restructuring plan and, accordingly, no reserves for the 2008 restructuring costs remain.

Realignment of Workforce – Prior to 2008

     Amounts paid in cash during the three months ended September 30, 2009 for restructuring costs incurred prior to 2008 totaled $0.2 million. During the three months ended September 30, 2009, we revised assumptions used in determining the estimated costs associated with lease terminations incurred prior to 2008. As a result we recorded an additional $3.2 million of lease termination costs. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. At September 30, 2009,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

our reserve for restructuring costs incurred prior to 2008 totaled $4.1 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next seven years.

4. ACQUISITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. We allocated the $0.3 million fair value of the warrant to in-process research and development in other intangible assets. The in-process research and development is not currently being amortized but is subject to periodic impairment testing. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK, a U.S.-based provider of audio and web conferencing services. We paid $7.1 million in cash at closing and $0.3 million in transaction fees and closing costs, which we expensed as incurred. We funded the purchase through our credit facility and cash and equivalents on hand. We allocated $0.7 million to accounts receivable, $0.1 million to prepaid assets, $0.3 million to acquired fixed assets, $0.3 million to other acquisition liabilities, $1.2 million to identifiable customer lists and $0.1 million to non-compete agreements, with the customer lists and non-compete agreements amortized over five years. We allocated the residual $5.0 million of the purchase price to goodwill.

     In July 2008, we acquired certain assets of Soundpath Conferencing Services, LLC, a U.S.-based provider of audio conferencing services. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We allocated $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill.

     In May 2008, we acquired certain assets and assumed certain liabilities of the U.S.-based audio conferencing business of iLinc Communications, Inc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We allocated $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill.

5. DISCONTINUED OPERATIONS

     During the three months ended September 30, 2009, we initiated a plan to divest our e-mail marketing business. On November 5, 2009, we completed the sale of this business. Prior period results have been reclassified to present this business as discontinued operations. In connection with this divestiture, we recorded a non-cash charge of $7.3 million in discontinued operations to reduce the carrying value of the assets associated with this business to their estimated fair value of $1.0 million, classified as assets held for sale in “Prepaid expenses and other current assets” in our condensed consolidated balance sheet. See note 13.

     As part of the adjustment, we reduced the net book value of property and equipment associated with this business by $6.9 million. In addition, we

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjusted goodwill and other intangibles by $0.9 million and $0.3 million, respectively, and recorded a liability of $0.2 million for costs associated with the proposed sale.

     The following amounts associated with our e-mail marketing business have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net revenue from discontinued operations	$849	$877	$2,396	$2,942

Operating loss	(1,171)	(1,748)	(3,971)	(4,397)
Loss on disposal	(7,322)	—	(7,322)	—
Income tax benefit	(433)	(647)	(1,469)	(1,628)

Loss from discontinued operations, net of taxes	$(8,060)	$(1,101)	$(9,824)	$(2,769)

6. INDEBTEDNESS

     Long-term debt and capital lease obligations at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008

Borrowings on credit facility	$255,203	$266,199
Capital lease obligations	12,194	5,290

Subtotal	$267,397	$271,489
Less current portion	(3,744)	(2,455)

Total long-term debt and capital lease obligations	$263,653	$269,034

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

     At September 30, 2009, we were in compliance with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent) or one-month LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2009, our applicable margin with respect to LIBOR loans was 1.25%. At September 30, 2009, our interest rate on one-month U.S. Dollar LIBOR loans, which comprise materially all of our outstanding borrowings, was 1.50% for our borrowings on which we did not have an interest rate swap agreement in place. At September 30, 2009, we had $255.2 million of borrowings and $2.9 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.8 million and $0.6 million during the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $0.3 million during the nine months ended September 30, 2009 and 2008, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.4 million, net of taxes, for the three months ended September 30, 2009. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $3.8 million and $2.6 million at September 30, 2009 and December 31, 2008, respectively. The amount recognized in “Long-Term Liabilities” was $6.0 million at December 31, 2008. As of September 30, 2009, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

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

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our condensed consolidated statements of operations (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Cost of revenues	$135	$66	$308	$195
Selling and marketing	287	638	1,725	2,170
Research and development	339	323	985	853
General and administrative	1,757	1,913	5,306	6,185

Equity-based compensation expense	2,518	2,940	8,324	9,403
Income tax benefits	(818)	(1,000)	(2,705)	(3,197)

Equity-based compensation expense, net of tax	$1,700	$1,940	$5,619	$6,206

Restricted Stock Awards

     The fair value of restricted stock awards is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that impact the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. We continued to use a forfeiture rate of 1.5% for the three months ended September 30, 2009.

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2008 to September 30, 2009:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested at December 31, 2008	1,926,507	$11.18
Granted	368,584	9.76
Vested/released	(770,788)	10.31
Forfeited	(43,348)	11.94

Unvested at September 30, 2009	1,480,955	$11.26

     The weighted-average grant date fair value per share of restricted stock awards granted during the nine months ended September 30, 2009 and 2008 was $9.76 and $14.47, respectively. The aggregate fair value as of the vesting date of restricted stock released was $2.1 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, and $3.4 million and $11.7 million for the three and nine months ended September 30, 2008, respectively.

     As of September 30, 2009, we had $11.2 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted average recognition period of less than five years.

Stock Options

     The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model using various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates. The expected life of awards granted represents the period of time that they are expected to be outstanding and is estimated using historical data. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, we use historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. No stock options have been issued since the year ended December 31, 2005.

     The following table summarizes the stock options activity under our stock plans from December 31, 2008 to September 30, 2009.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	747,175	$8.22
Granted	—	—
Exercised	(178,420)	3.11
Expired	(1,167)	9.09

Options outstanding at September 30, 2009	567,588	$9.83	$45,022

Options exercisable at September 30, 2009	567,588	$9.83	$45,022

     The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $1.0 million and $1.5 million, respectively. The total fair value of options vested during the nine months ended September 30, 2008 was $0.5 million. As of September 30, 2009, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

8. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income from continuing operations available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table represents a reconciliation of the basic and diluted earnings per share, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008

	Net Loss from continuing operations	Weighted- Average Shares	Loss Per Share	Net Income from continuing operations	Weighted- Average Shares	Earnings Per Share

Basic EPS	$(4,556)	59,049	$(0.08)	$11,859	59,461	$0.20
Effect of dilutive securities:
Stock options	—	—	—	—	347	—
Unvested restricted shares	—	—	—	—	727	—
Warrants	—	—	—	—	—	—

Diluted EPS	$(4,556)	59,049	$(0.08)	$11,859	60,535	$0.20

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Net Income from continuing operations	Weighted- Average Shares	Earnings Per Share	Net Income from continuing operations	Weighted- Average Shares	Earnings Per Share

Basic EPS	$15,217	58,907	$0.26	$31,101	59,400	$0.52
Effect of dilutive securities:
Stock options	—	107	—	—	376	—
Unvested restricted shares	—	440	—	—	835	—
Warrants	—	3	—	—	—	—

Diluted EPS	$15,217	59,457	$0.26	$31,101	60,611	$0.51

     The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2009 excludes the effect of 1.1 million and 0.6 million, respectively, of restricted shares, warrants and out-of-the-money options because their effect would be anti-dilutive. For the three months ended September 30, 2009, diluted net income per share from continuing operations, as reported, is calculated using basic weighted-average shares outstanding of 59.0 million. The effect of restricted shares, warrants and out-of-the-money options is excluded from the shares used in this calculation because such effect is anti-dilutive. There were no restricted shares, warrants, or out-of-the-money stock options that caused an anti-dilutive effect during the three and nine months ended September 30, 2008.

9. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provision clauses or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our condensed consolidated balance sheets. For the nine months ended September 30, 2009, asset retirement obligation liabilities increased by $0.2 million for remediation costs, and $0.2 million in asset retirement obligations were satisfied. The current and long-term portion of the asset retirement obligation liability balance was $0.9 million at both September 30, 2009 and December 31, 2008.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

State Income Tax Matter

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009, which consists of approximately $9.8 million in tax, $2.4 million in penalties and $10.5 million in interest. PTEKVentures was part of our investment arm business, which we exited in 2001. The proposed tax assessment alleges that a transfer from us to PTEKVentures in 1999 of stock of various companies in which PTEKVentures invested was undertaken to avoid tax in Georgia. We filed a petition for redetermination of the proposed tax liability and intend to vigorously contest the assessment. Because we are at a preliminary stage of the process for resolving this dispute with the Georgia Department of Revenue, we cannot, at this time, reasonably estimate the amount, if any, of taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of the process. Accordingly, we have not recorded any accrual as of September 30, 2009. We are not able to currently estimate when the administrative procedures and review within the Georgia Department of Revenue will be completed. If the Georgia Department of Revenue’s initial position is sustained, the amount assessed would result in a material adjustment to our consolidated financial statements and would materially impact our financial condition and results of operations.

Litigation and Claims

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

10. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The carrying value of our current and long-term maturities of capital lease obligations and debt do not vary materially from fair value at September 30, 2009. The fair value of our derivative instruments is calculated at the end of each period and carried on our condensed consolidated balance sheets in the appropriate category, as further discussed below.

     Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy as a basis for such assumptions which prioritizes the inputs used in measuring fair value as follows:

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2009

	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$3,783	$—	$3,783	$—

Total	$3,783	$—	$3,783	$—

     We use derivative instruments to manage risks related to interest rates. During the three and nine months ended September 30, 2009 and 2008, our derivative instruments are limited to interest rate swaps. During the three and nine months ended September 30, 2008, our derivative instruments did not qualify for hedge accounting treatment. We subsequently designated our interest rate swaps as cash flow hedges using the long-haul method, and for the three and nine months ended September 30, 2009, our derivative instruments qualified for hedge accounting treatment. For further disclosure on our policy for accounting for derivatives and hedges, see Note 6.

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities recorded at fair value on a nonrecurring basis are the result of impairment charges.

     We have segregated all assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	September 30, 2009

	Fair Value	Level 1	Level 2	Level 3	Total Losses
Assets:
Assets held for sale	$1,000	$—	$1,000	$—	$7,322
Property and equipment	$—	$—	$—	$—	$3,615

Total	$1,000	$—	$1,000	$—	$10,937

     In connection with the decision to divest our e-mail marketing business, we recorded an other-than-temporary impairment charge of $7.3 million in discontinued operations in our condensed consolidated statements of operations to reduce the carrying value of the assets associated with this business to their estimated fair value of $1.0 million, classified as assets held for sale in “Prepaid expenses and other current assets” in our condensed consolidated balance sheet. We determined the fair value of the assets based on Level 2 inputs of observable market data. See note 5 for further information on this impairment.

     During the three months ended September 30, 2009, we abandoned development efforts associated primarily with certain software projects and recorded an other-than-temporary impairment charge. As a consequence, we wrote-off accumulated costs associated with these projects of $3.6 million previously included in “Property and equipment, net,” as asset impairments in our condensed consolidated statements of operations. We determined the fair value of the assets based on Level 3 inputs of unobservable market data that indicate these software projects would never reach their intended use.

Fair Value of Derivative Instruments

     We are exposed to one-month LIBOR interest rate risk on our $375.0 million credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009, and the other will expire in August 2010. As of September 30, 2009, our outstanding interest rate swap is designated as a hedge, and the fair value is recorded in current liabilities as summarized in the table below (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2009
	Interest Rate Swaps	Total
Liabilities:
Current liabilities
Accrued expenses	$3,783	$3,783

Total liabilities	$3,783	$3,783

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $6.3 million for the nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, we recognized the following gains (losses) and interest expense related to interest rate swaps (in thousands):

	Interest Rate Swaps

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Effective portion:
Gain recognized in other comprehensive income, net of tax
effect of $0.2 million and $0.7 million	$365	$1,241

Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps
recognized in other (expense) income	$786	$2,872

Interest expense related to monthly cash settlements:
Interest expense	$(1,753)	$(6,172)

11. SEGMENT REPORTING

     We manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Our North America segment is comprised of operations in the United States and Canada. Beginning with our quarterly report on Form 10-Q for the three months ended March 31, 2009, we present “Operating income” for each of our reportable segments as a measure of segment profit, which differs from the presentation in our annual report on Form 10-K for the year ended December 31, 2008, where we reported “Net income” as a measure of segment profit. Beginning in 2009, our chief operating decision makers use operating income internally, as a means of analyzing segment performance, and believe that it more clearly represents our segment profit, without the impact of income taxes and other non-operating items. Information concerning our operations in our reportable segments is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended, September 30,

	2009	2008	2009	2008

Net revenues:
North America
PGiMeet Solutions	$76,620	$77,799	$241,193	$229,370
Broadcast fax solutions	1,637	2,954	5,856	9,671
Other solutions	13,047	15,547	39,841	47,887

Total North America	$91,304	$96,300	$286,890	$286,928

Europe
PGiMeet Solutions	$20,807	$20,574	$64,396	$59,593
Broadcast fax solutions	1,715	2,942	5,401	10,884
Other solutions	5,506	7,245	16,331	23,350

Total Europe	$28,028	$30,761	$86,128	$93,827

Asia Pacific
PGiMeet Solutions	$13,977	$14,565	$40,384	$42,717
Broadcast fax solutions	7,256	7,917	21,696	24,499
Other solutions	7,437	6,989	21,919	20,915

Total Asia Pacific	$28,670	$29,471	$83,999	$88,131

Consolidated
PGiMeet Solutions	$111,404	$112,938	$345,973	$331,680
Broadcast fax solutions	10,608	13,813	32,953	45,054
Other solutions	25,990	29,781	78,091	92,152

Total consolidated	$148,002	$156,532	$457,017	$468,886

Operating income:
North America	$(10,587)	$8,565	$2,753	$21,809
Europe	4,032	6,467	13,675	17,064
Asia Pacific	5,332	6,687	17,317	18,954

Total operating income	$(1,223)	$21,719	$33,745	$57,827

12. RELATED PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature in 2010. These loans, including accrued interest, are recorded in the equity section of our condensed consolidated balance sheets in “Notes receivable, shareholder.” During the three months ended September 30, 2009, our chief executive officer repaid approximately $0.1 million of these loans to us. The amount of principal and accrued interest outstanding under all remaining loans owed to us by our chief executive officer is $1.8 million as of September 30, 2009.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. SUBSEQUENT EVENTS

     In October and November 2009, we repurchased an aggregate of 500,000 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $3.8 million.

     On November 5, 2009, we completed the sale of our e-mail marketing business. Net proceeds received approximated the recorded fair value of the business at September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are in the business of innovating, developing and providing on-demand, applied communication technologies. Enterprise customers use our advanced data solutions and next-generation collaboration platforms to work, collaborate and make meaningful connections. We are a global company with operations in 24 countries in our three segments - North America, Europe and Asia Pacific.

     During the three months ended September 30, 2009, we initiated a plan to divest our e-mail marketing business. On November 5, 2009, we completed the sale of this business. Prior period results in the following discussions and tables have been reclassified to present this business as discontinued operations. As a result, and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

     Key highlights of our financial accomplishments for the third quarter and first nine months of 2009 include:

  Generated net cash provided by operating activities from continuing operations of $70.6 million for the nine months ended September 30, 2009;

  Decreased capital expenditures by 8.5% from $35.1 million in the nine months ended September 30, 2008 to $32.1 million in the nine months ended September 30, 2009; and

  Decreased our total debt less cash and equivalents by 5.6% from $244.0 million at December 31, 2008 to $230.3 million at September 30, 2009.

     For the remainder of 2009, we are continuing to focus on sharpening our business strategy, building our brand, advancing our technology innovation and refreshing our go-to-market strategy in order to build a foundation for accelerated growth and profitability.

     In the first nine months of 2009, approximately 40% of our consolidated net revenues were generated outside of the United States. Consequently, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates negatively affected our consolidated net revenues by $1.4 million and $17.4 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

     We have historically generated net revenue growth in our PGiMeet Solutions through increases in volume, offset in part by declines in average selling prices. Our business trends and revenue growth in our PGiMeet Solutions continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Net revenue from our PGiMeet Solutions for the three months ended September 30, 2009 and 2008 was $111.4 million and $112.9 million, respectively.

     We have experienced revenue declines in our broadcast fax services, primarily as a result of decreased volume. Net revenue from these services for the three months ended September 30, 2009 and 2008 was $10.6 million and $13.8 million, respectively. Although we intend to continue to convert such customers to our alternative solutions, we expect this overall revenue decline to continue.

     We have historically used our cash flows from operating activities for capital expenditures, debt repayments, acquisitions and stock repurchases. At September 30, 2009, borrowings under our credit facility were $255.2 million. We anticipate extending the tenor of, or refinancing, our existing credit facility prior to its maturity in April 2011. In 2009, we anticipate using a portion of our cash flows from operating activities to pay down our debt or to build cash balances, while still continuing to evaluate possible acquisitions and share repurchases.

     In addition, we intend to continue to prudently invest in our PGiMeet Solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our large, global enterprise customers and to better attract, engage and acquire small- and mid-size business customers. We will continue to evaluate our cost structure for the remainder of 2009, and we expect to incur additional restructuring costs in the fourth quarter primarily associated with lease abandonments contemplated in connection with our third quarter restructuring efforts.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The results of operations for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the full fiscal year of 2009 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended

	September 30,		Change

	2009	2008	$	%

Net revenues:
North America
PGiMeet Solutions	$76,620	$77,799	(1,179)	(1.5)
Broadcast fax solutions	1,637	2,954	(1,317)	(44.6)
Other solutions	13,047	15,547	(2,500)	(16.1)

Total North America	$91,304	$96,300	(4,996)	(5.2)

Europe
PGiMeet Solutions	$20,807	$20,574	233	1.1
Broadcast fax solutions	1,715	2,942	(1,227)	(41.7)
Other solutions	5,506	7,245	(1,739)	(24.0)

Total Europe	$28,028	$30,761	(2,733)	(8.9)

Asia Pacific
PGiMeet Solutions	$13,977	$14,565	(588)	(4.0)
Broadcast fax solutions	7,256	7,917	(661)	(8.3)
Other solutions	7,437	6,989	448	6.4

Total Asia Pacific	$28,670	$29,471	(801)	(2.7)

Consolidated
PGiMeet Solutions	$111,404	$112,938	(1,534)	(1.4)
Broadcast fax solutions	10,608	13,813	(3,205)	(23.2)
Other solutions	25,990	29,781	(3,791)	(12.7)

Total consolidated	$148,002	$156,532	(8,530)	(5.4)

Operating income:
North America	$(10,587)	$8,565	(19,152)	(223.6)
Europe	4,032	6,467	(2,435)	(37.7)
Asia Pacific	5,332	6,687	(1,355)	(20.3)

Total operating income	$(1,223)	$21,719	(22,942)	(105.6)

Percent of net revenues:
North America	61.7%	61.5%
Europe	18.9%	19.7%
Asia Pacific	19.4%	18.8%

Consolidated net revenues	100.0%	100.0%

	Nine Months Ended

	September 30,		Change

	2009	2008	$	%

Net revenues:
North America
PGiMeet Solutions	$241,193	$229,370	11,823	5.2
Broadcast fax solutions	5,856	9,671	(3,815)	(39.4)
Other solutions	39,841	47,887	(8,046)	(16.8)

Total North America	$286,890	$286,928	(38)	(0.0)

Europe
PGiMeet Solutions	$64,396	$59,593	4,803	8.1
Broadcast fax solutions	5,401	10,884	(5,483)	(50.4)
Other solutions	16,331	23,350	(7,019)	(30.1)

Total Europe	$86,128	$93,827	(7,699)	(8.2)

Asia Pacific
PGiMeet Solutions	$40,384	$42,717	(2,333)	(5.5)
Broadcast fax solutions	21,696	24,499	(2,803)	(11.4)
Other solutions	21,919	20,915	1,004	4.8

Total Asia Pacific	$83,999	$88,131	(4,132)	(4.7)

Consolidated
PGiMeet Solutions	$345,973	$331,680	14,293	4.3
Broadcast fax solutions	32,953	45,054	(12,101)	(26.9)
Other solutions	78,091	92,152	(14,061)	(15.3)

Total consolidated	$457,017	$468,886	(11,869)	(2.5)

Operating income:
North America	$2,753	$21,809	(19,056)	(87.4)
Europe	13,675	17,064	(3,389)	(19.9)
Asia Pacific	17,317	18,954	(1,637)	(8.6)

Total operating income	$33,745	$57,827	(24,082)	(41.6)

Percent of net revenues:
North America	62.8%	61.2%
Europe	18.8%	20.0%
Asia Pacific	18.4%	18.8%

Consolidated net revenues	100.0%	100.0%

Consolidated Net Revenues

     The following table details the changes in consolidated net revenues from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 (in millions):

	Three Months	Nine Months

Consolidated Net Revenues 2008	$156.5	$468.9
Change in volume	7.2	33.9
Change in selling prices	(16.5)	(37.2)
Impact of acquisitions	2.2	8.8
Impact of fluctuations in foreign currency exchange rates	(1.4)	(17.4)

Consolidated Net Revenues 2009	$148.0	$457.0

Volume increases for the three and nine months ended September 30, 2009 were driven by our PGiMeet Solutions, offset in part by volume decreases in our broadcast fax and other solutions. The decreases in average selling prices resulted from a higher mix of large volume enterprise customers and price reductions from existing customers.

North America Net Revenue

     The following table details the changes in North America net revenue from the three and nine months ended September 30, 2008 to three and nine months ended September 30, 2009 (in millions):

	Three Months	Nine Months

North America Net Revenue 2008	$96.3	$286.9
Change in volume	4.3	21.5
Change in selling prices	(11.3)	(27.6)
Impact of acquisitions	2.2	8.8
Impact of fluctuations in foreign currency exchange rates	(0.2)	(2.7)

North America Net Revenue 2009	$91.3	$286.9

Volume increases for the three and nine months ended September 30, 2009 were driven by our PGiMeet Solutions, offset in part by volume decreases in our broadcast fax and other solutions. The decreases in average selling prices were primarily associated with our PGiMeet Solutions.

Europe Net Revenue

     The following table details the changes in Europe net revenue from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 (in millions):

	Three Months	Nine Months

Europe Net Revenue 2008	$30.8	$93.8
Change in volume	2.9	14.8
Change in selling prices	(3.7)	(9.8)
Impact of fluctuations in foreign currency exchange rates	(2.0)	(12.7)

Europe Net Revenue 2009	$28.0	$86.1

Volume increases for the three and nine months ended September 30, 2009 were driven by our PGiMeet Solutions, offset in part by volume decreases in our broadcast fax and other solutions. The decreases in average selling prices were primarily associated with our PGiMeet Solutions.

Asia Pacific Net Revenue

     The following table details the changes in Asia Pacific net revenue from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 (in millions):

	Three Months	Nine Months

Asia Pacific Net Revenue 2008	$29.5	$88.1
Change in volume	0.0	(2.3)
Change in selling prices	(1.6)	0.2
Impact of fluctuations in foreign currency exchange rates	0.8	(2.0)

Asia Pacific Net Revenue 2009	$28.7	$84.0

Volume decreases for the nine months ended September 30, 2009 were driven by declines in our broadcast fax services, offset in part by volume increases in our PGiMeet and other solutions. The decrease in average selling prices for the three months ended September 30, 2009 were primarily associated with our PGiMeet Solutions. In Asia Pacific, the increase in average selling prices for the nine months ended September 30, 2009 were associated with our broadcast fax services partially offset with our PGiMeet Solutions.

Cost of Revenues

	Three Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Cost of revenues:
North America	$41,445	$40,269	1,176	2.9
Europe	9,625	10,212	(587)	(5.7)
Asia Pacific	13,401	13,704	(303)	(2.2)

Consolidated	$64,471	$64,185	286	0.4

	Nine Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Cost of revenues:
North America	$125,789	$118,558	7,231	6.1
Europe	29,613	31,199	(1,586)	(5.1)
Asia Pacific	40,067	40,642	(575)	(1.4)

Consolidated	$195,469	$190,399	5,070	2.7

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Cost of revenues as a percent of net revenues:
North America	45.4%	41.8%	43.8%	41.3%
Europe	34.3%	33.2%	34.4%	33.3%
Asia Pacific	46.7%	46.5%	47.7%	46.1%

Consolidated	43.6%	41.0%	42.8%	40.6%

     Consolidated cost of revenues as a percentage of consolidated net revenues increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008 as a result of decrease in average selling prices, growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions and declines in lower cost of revenue customers in our broadcast fax, transactional fax and e-mail delivery services. Following trends that impacted our results of operations in the first six months of 2009, fluctuations in foreign currency exchange rates resulted in decreased consolidated cost of revenues of $0.3 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The increase in North America cost of revenue as a percentage of operating segment net revenue for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions and declines in our broadcast fax, transactional fax and e-mail delivery net revenues, which have a lower variable cost of revenue in North America than our other solutions. Fluctuations in foreign currency exchange rates related to the weakening of the Canadian Dollar against the U.S. Dollar resulted in decreased North America cost of revenue of $0.1 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The increase in Europe cost of revenue as a percentage of operating segment net revenue for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions, partially offset by lower costs incurred for broadcast fax net revenue due to network upgrades made in the first half of 2008. Fluctuations in foreign currency exchange rates related to the weakening of the British Pound against the U.S. Dollar resulted in decreased Europe cost of revenue of $0.5 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The increase in Asia Pacific cost of revenue as a percentage of operating segment net revenue for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions and Maritime Solutions. Fluctuations in foreign currency exchange rates related to the strengthening of the Australian Dollar and Japanese Yen against the U.S. Dollar resulted in increased Asia Pacific cost of revenue of $0.3 million for the three months ended September 30, 2009 as compared to the same period in 2008.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Selling and marketing expenses:
North America	$20,696	$22,044	(1,348)	(6.1)
Europe	7,661	9,023	(1,362)	(15.1)
Asia Pacific	6,183	5,977	206	3.4

Consolidated	$34,540	$37,044	(2,504)	(6.8)

	Nine Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Selling and marketing expenses:
North America	$66,542	$67,873	(1,331)	(2.0)
Europe	23,436	29,098	(5,662)	(19.5)
Asia Pacific	17,277	18,837	(1,560)	(8.3)

Consolidated	$107,255	$115,808	(8,553)	(7.4)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Selling and marketing expenses as a percent of
net revenues:
North America	22.7%	22.9%	23.2%	23.7%
Europe	27.3%	29.3%	27.2%	31.0%
Asia Pacific	21.6%	20.3%	20.6%	21.4%

Consolidated	23.3%	23.7%	23.5%	24.7%

     Consolidated selling and marketing expenses decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 as a result of our expense structure optimization efforts and the weakening of various currencies to the U.S. Dollar, offset in part by our acquisitions of LINK, Soundpath and iLink. Following trends that impacted our results of operations in the first six months of 2009, fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $0.7 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The decrease in North America selling and marketing expenses for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to our expense structure optimization efforts, offset in part by our acquisitions of LINK, Soundpath and iLinc.

     The decrease in Europe selling and marketing expenses for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to our expense structure optimization efforts and the weakening of the Euro and the British Pound to the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Europe selling and marketing expenses of $0.7 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The decrease in Asia Pacific selling and marketing expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 was attributable to our expense structure optimization efforts.

General and Administrative Expenses

	Three Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
General and administrative expenses:
North America	$10,976	$11,112	(136)	(1.2)
Europe	3,145	3,257	(112)	(3.4)
Asia Pacific	2,534	2,498	36	1.4

Consolidated	$16,655	$16,867	(212)	(1.3)

	Nine Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
General and administrative expenses:
North America	$33,272	$32,551	721	2.2
Europe	8,786	9,675	(889)	(9.2)
Asia Pacific	6,456	7,244	(788)	(10.9)

Consolidated	$48,514	$49,470	(956)	(1.9)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

General and administrative expenses as a percent
of net revenues:
North America	12.0%	11.5%	11.6%	11.3%
Europe	11.2%	10.6%	10.2%	10.3%
Asia Pacific	8.8%	8.5%	7.7%	8.2%

Consolidated	11.3%	10.8%	10.6%	10.6%

     Consolidated general and administrative expenses decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 as a result of our expense structure optimization efforts, decreased equity-based compensation expense and the weakening of various currencies to the U.S. Dollar, partially offset by our acquisitions of LINK, Soundpath and iLinc. Following trends that impacted our results of operations in the first six months of 2009, fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses of $0.3 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The increase in North America general and administrative expenses for the nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to our acquisitions of LINK, Soundpath and iLinc, partially offset by our expense structure optimization efforts. The decrease in North America general and administrative expenses for the three months ended September 30, 2009 is attributable to our expense structure optimization efforts.

     The decrease in Europe general and administrative expenses for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was attributable to the weakening of the Euro and the British Pound against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Europe general and administrative expenses of $0.3 million for the three months ended September 30, 2009 as compared to the same period in 2008.

     The decrease in Asia Pacific general and administrative expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to savings from our expense structure optimization efforts.

Research and Development Expenses

     Consolidated research and development expenses as a percentage of consolidated net revenues increased to 3.1% and 2.7% for the three and nine months ended September 30, 2009, respectively, as compared to 2.4% in the same periods in 2008. Consolidated research and development expenses increased 20.6% to $4.6 million for the three months ended September 30, 2009 compared with $3.8 million for the same period in 2008, and increased 10.4% to $12.6 million for the nine months ended September 30, 2009 compared with $11.4 million for the same period in 2008. We incurred the majority of research and development costs in North America.

Depreciation

	Three Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Depreciation Expense:
North America	$7,727	$6,643	1,084	16.3
Europe	1,015	867	148	17.1
Asia Pacific	716	424	292	68.9

Consolidated	$9,458	$7,934	1,524	19.2

	Nine Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Depreciation Expense:
North America	$22,433	$18,692	3,741	20.0
Europe	2,773	2,749	24	0.9
Asia Pacific	1,974	1,883	91	4.8

Consolidated	$27,180	$23,324	3,856	16.5

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Depreciation Expense as a percent of net revenues:
North America	8.5%	6.9%	7.8%	6.5%
Europe	3.6%	2.8%	3.2%	2.9%
Asia Pacific	2.5%	1.4%	2.4%	2.1%

Consolidated	6.4%	5.1%	5.9%	5.0%

     Consolidated depreciation expense increased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 as a result of increases in our productive asset base. In addition, consolidated depreciation expense increased for the nine months ended September 30, 2009 as compared to the same period in 2008 as a result of a non-recurring adjustment during the three months ended March 31, 2008 of $0.7 million for revisions made to the estimated remaining economic life of a specific group of assets as a result of management’s periodic review of the continued appropriateness of such estimates.

Amortization

	Three Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Amortization Expense:
North America	$2,012	$2,923	(911)	(31.2)
Europe	440	931	(491)	(52.7)
Asia Pacific	63	103	(40)	(38.8)

Consolidated	$2,515	$3,957	(1,442)	(36.4)

	Nine Months Ended September 30,		Change

	2009	2008	$	%

	(in thousands)
Amortization Expense:
North America	$6,867	$8,713	(1,846)	(21.2)
Europe	1,235	2,755	(1,520)	(55.2)
Asia Pacific	170	346	(176)	(50.9)

Consolidated	$8,272	$11,814	(3,542)	(30.0)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Amortization Expense as a percent of net revenues:
North America	2.2%	3.0%	2.4%	3.0%
Europe	1.6%	3.0%	1.4%	2.9%
Asia Pacific	0.2%	0.3%	0.2%	0.4%

Consolidated	1.7%	2.5%	1.8%	2.5%

     Consolidated amortization expense decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 as a result of the decrease in amortization expense in North America related to customer list intangible assets from acquisitions made in 2003 that have become fully amortized, partially offset by intangible amortization expense resulting from our acquisitions of LINK, Soundpath and iLinc.

Restructuring Costs

     Consolidated restructuring costs as a percentage of consolidated revenues were 9.0% for the three months ended September 30, 2009, and were 4.3% and 0.7% for the nine months ended September 30, 2009 and 2008, respectively. Consolidated restructuring costs were $13.3 million for the three months ended September 30, 2009, and were $19.6 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Realignment of Workforce – 2009

     During the three months ended September 30, 2009, we continued our efforts initiated in the second quarter of 2009 to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 245 positions. During the three months ended September 30, 2009, we recorded total severance costs of $7.7 million in connection with these efforts, which included the acceleration of vesting of restricted stock with a fair market value of $0.1 million. Severance costs for the three months ended September 30, 2009 included $0.2 million associated with the decision to divest our e-mail marketing business. Additionally, during the three months ended September 30, 2009, we recorded $2.7 million of lease termination costs associated with office locations in North America. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $7.9 million in North America, $2.1 million in Europe and $0.4 million in Asia Pacific. During the three months ended September 30, 2009, we paid $0.7 million related to these restructuring costs in cash. Our reserve for the third quarter 2009 restructuring costs was $9.6 million at September 30, 2009. We anticipate these remaining costs will be paid over the next nine years.

     During the three months ended June 30, 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated 136 positions. During the three months ended June 30, 2009, we recorded total severance costs of $4.0 million in connection with this realignment of our workforce, which included the acceleration of vesting of restricted stock with a fair market value of $0.1 million. Additionally, we incurred $0.6 million of lease termination costs associated with an office location in Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, the total restructuring costs initially incurred totaled $1.2 million in North America, $3.2 million in Europe and $0.2 million in Asia Pacific, with total adjustments of $0.1 million during the three months ended September 30, 2009 in North America. During the three months ended September 30, 2009, we paid $1.3 million related to the second quarter 2009 severance costs in cash. Our reserve for the second quarter 2009 restructuring costs was $2.8 million at September 30, 2009. We anticipate these remaining costs will be paid over the next two years.

     During the three months ended March 31, 2009, we executed a restructuring plan to close our company-owned data center in Europe and streamline various aspects of our sales force. As part of these consolidations, we eliminated 92 positions. During the three months ended March 31, 2009, we recorded total restructuring costs of $1.7 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs were $0.4 million in North America and $1.3 million in Europe, all expensed within the three months ended March 31, 2009. During the three months ended September 30, 2009, we paid $0.3 million related to the first quarter 2009 restructuring costs in cash. Our reserve for the first quarter 2009 restructuring costs was $0.4 million at September 30, 2009. We anticipate these remaining costs will be paid over the next 12 months.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in Europe of $(0.1) million during the three months ended March 31, 2009 and in North America of $0.1 million during the three months ended June 30, 2009. As of September 30, 2009, we have completed this restructuring plan and, accordingly, no reserves for the 2008 restructuring costs remain.

Realignment of Workforce – Prior to 2008

     Amounts paid in cash during the three months ended September 30, 2009 for restructuring costs incurred prior to 2008 totaled $0.2 million. During the three months ended September 30, 2009, we revised assumptions used in determining the estimated costs associated with lease terminations incurred prior to 2008. As a result we recorded an additional $3.2 million of lease termination costs. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. At September 30, 2009, our reserve for restructuring costs incurred prior to 2008 totaled $4.1 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next seven years.

Asset Impairments

     During the three months ended September 30, 2009, we abandoned development efforts associated primarily with certain software projects. As a consequence, we wrote-off accumulated costs associated with these projects of $3.6 million, previously included in “Property and equipment, net.”

Acquisition-Related Costs

     During the nine months ended September 30, 2009, we expensed $0.6 million in acquisition-related costs. We allocated similar costs in prior years to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

     Interest expense decreased to $3.3 million from $4.5 million for the three months ended September 30, 2009 and 2008, respectively, and decreased to $11.1 million from $14.7 million for the nine months ended September 30, 2009 and 2008, respectively. Interest expense decreased as a result of decreased interest rates effective for the unhedged portion of our credit facility, the expiration of one of our interest rate swaps during the third quarter of 2009, and a $1.1 million non-recurring charge in the second quarter of 2008 for interest related to a previously disclosed excise tax matter. The unhedged portion of our credit facility was $155.2 million and $76.8 million at September 30, 2009 and 2008, respectively. Our effective interest rate on the U.S. Dollar amount of this unhedged portion of our credit facility was 1.50% and 5.43% at September 30, 2009 and 2008, respectively. As of September 30, 2009, we have one $100.0 million interest rate swap outstanding which has a fixed rate of 4.75% and expires in August 2010. The weighted-average outstanding balance on our credit facility was $281.2 million and $296.5 million for the three months ended September 30, 2009 and 2008, respectively, and $285.7 million and $288.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in our weighted average debt outstanding is attributable to the use of our cash flows to pay down our credit facility, partially offset by our treasury stock purchases and acquisitions, which we funded in part with borrowings under our credit facility.

Income Tax Expense

     Income tax expense for the three and nine months ended September 30, 2009 was $0.7 million and $10.3 million, respectively, as compared to $5.9 million and $13.4 million for the three and nine months ended September 30, 2008, respectively. The decline in income tax expense for both the three and nine month periods in 2009 compared to 2008 is primarily the result of losses or lower income from continuing operations in 2009 partially offset by the impact of establishing an accounting valuation allowance against deferred tax assets for certain foreign subsidiaries beginning in the third quarter of 2009. For the nine months ended September 30, 2009, excluding the charges related to valuation allowances, our effective tax rate would have been approximately 31%.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. We allocated the $0.3 million fair value of the warrant to in-process research and development in other intangible assets. The in-process research and development is not currently being amortized but is subject to periodic impairment testing. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK. We paid $7.1 million in cash at closing and $0.3 million in transaction fees and closing costs, which we expensed as incurred. We funded the purchase through our credit facility and cash and equivalents on hand. We allocated $0.7 million to accounts receivable, $0.1 million to prepaid assets, $0.3 million to acquired fixed assets, $0.3 million to other acquisition liabilities, $1.2 million to identifiable customer lists and $0.1 million to non-compete agreements, with the customer lists and non-compete agreements amortized over five years. We allocated the residual $5.0 million of the purchase price to goodwill.

     In July 2008, we acquired certain assets of Soundpath. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We allocated $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill.

     In May 2008, we acquired certain assets and assumed certain liabilities of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We allocated $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill.

Discontinued Operations

     During the three months ended September 30, 2009, we initiated a plan to divest our e-mail marketing business. On November 5, 2009, we completed the sale of this business. Prior period results have been reclassified to present this business as discontinued operations. In connection with this divestiture, we recorded a non-cash charge of $7.3 million in discontinued operations to reduce the carrying value of the assets associated with this business to their estimated fair value of $1.0 million, classified as assets held for sale in “Prepaid expenses and other current assets” in our condensed consolidated balance sheet. See “—Subsequent Events.”

     As part of the adjustment, we reduced the net book value of property and equipment associated with this business by $6.9 million. In addition, we adjusted goodwill and other intangibles by $0.9 million and $0.3 million, respectively, and recorded a liability of $0.2 million for costs associated with the proposed sale.

     The following amounts associated with our e-mail marketing business have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net revenue from discontinued operations	$849	$877	$2,396	$2,942

Operating loss	(1,171)	(1,748)	(3,971)	(4,397)
Loss on disposal	(7,322)	—	(7,322)	—
Income tax benefit	(433)	(647)	(1,469)	(1,628)

Loss from discontinued operations, net of taxes	$(8,060)	$(1,101)	$(9,824)	$(2,769)

Liquidity and Capital Resources

     At September 30, 2009, we have utilized $258.1 million of our $375.0 million credit facility, with $255.2 million in borrowings and $2.9 million in letters of credit outstanding. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2009, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

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

     As of September 30, 2009, we had $37.1 million in cash and equivalents compared to $27.5 million as of December 31, 2008. Cash balances residing outside of the United States as of September 30, 2009 were $35.4 million compared to $26.5 million as of December 31, 2008. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

     Consolidated operating cash flows were $70.6 million and $77.6 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net cash provided by operating activities was primarily due to higher income tax payments net of income tax refunds in 2009 compared to 2008.

Cash used in investing activities

     Consolidated investing activities used cash of $40.2 million and $65.3 million for the nine months ended September 30, 2009 and 2008, respectively. The principal uses of cash in investing activities for the nine months ended September 30, 2009 included $32.1 million of capital expenditures and $8.2 million related primarily to our acquisition of LINK. The principal uses of cash in investing activities for the nine months ended September 30, 2008 included $35.1 million of capital expenditures and $30.2 million relating to 2008 business acquisitions and working capital settlements for acquisitions prior to 2008.

Cash provided by financing activities

     Consolidated financing activities used cash of $17.8 million and provided cash of $4.1 million for the nine months ended September 30, 2009 and 2008, respectively. The primary uses of cash for financing activities in the nine months ended September 30, 2009 included $13.9 million of net payments on our credit facility and $4.7 million in treasury stock purchases. Cash provided by financing activities in the nine months ended September 30, 2008 was primarily attributable to $11.1 million of net borrowings on our credit facility partially offset by $10.3 million in treasury stock purchases.

Off-balance sheet arrangements

     At September 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

     At September 30, 2009, we were in compliance with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent) or one-month LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2009, our applicable margin with respect to LIBOR loans was 1.25%. At September 30, 2009, our interest rate on one-month U.S. Dollar LIBOR loans, which comprise materially all of our outstanding borrowings, was 1.50% for our borrowings on which we did not have an interest rate swap agreement in place. At September 30, 2009, we had $255.2 million of borrowings and $2.9 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.8 million and $0.6 million during the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $0.3 million during the nine months ended September 30, 2009 and 2008, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.4 million, net of taxes, for the three months ended September 30, 2009. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $3.8 million and $2.6 million at September 30, 2009 and December 31, 2008, respectively. The amount recognized in “Long-Term Liabilities” was $6.0 million at December 31, 2008. As of September 30, 2009, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months.

Liquidity

     At September 30, 2009, we had $37.1 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the three months ended September 30, 2009. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 5% to 8% of annual consolidated net revenues), and to fund research and development costs for new services and enhancements to existing services (which historically have been 2% to 3% of annual consolidated net revenues). Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At September 30, 2009, we had $116.9 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

     We regularly review our capital structure and evaluate potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from our operating segments and other factors, we may engage in other capital transactions. These capital transactions include, but are not limited to, debt or equity issuances or credit facilities with banking institutions. We anticipate extending the tenor of, or refinancing, our existing credit facility prior to its maturity in April 2011.

Subsequent Events

     In October and November 2009, we repurchased an aggregate of 500,000 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $3.8 million.

     On November 5, 2009, we completed the sale of our e-mail marketing business. Net proceeds received approximated the recorded fair value of the business at September 30, 2009.

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

  Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and the factors described under the caption Part II, Item 1A. “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2009; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.75% and extend the maturity to August 16, 2010. One of our interest rate swaps matured in August of 2009 and is no longer active. Our outstanding interest rate swap effectively converts the interest payments of $100.0 million of our LIBOR-based borrowings to a fixed rate.

     At September 30, 2009, we had borrowings of $155.2 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would affect annual pre-tax earnings and cash flows by $1.6 million based on our September 30, 2009 debt level.

     We generated approximately 40% of our consolidated net revenues and 34% of our consolidated operating expenses in countries outside of the United States during the first nine months of 2009. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2009, we had debt outstanding of $4.5 million Canadian Dollars. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. For the nine months ended September 30, 2009, a hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated net revenues by $18.3 million, operating expenses by $14.7 million and outstanding debt by $0.4 million. Our principal foreign currency exchange rate exposure has been related to local currency sales and operating costs in Australia, Canada, Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at September 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A. “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2009 include a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in these reports.

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

Date: November 9, 2009	PREMIERE GLOBAL SERVICES, INC.

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