Form 10-Q
period 2010-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2010-05-10
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2010
Common Stock, $0.01 par value	60,024,152 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$41,471	$41,402
Accounts receivable (less allowances of $1,638 and $1,702, respectively)	97,595	89,906
Prepaid expenses and other current assets	11,790	10,735
Deferred income taxes, net	7,030	7,261

Total current assets	157,886	149,304

PROPERTY AND EQUIPMENT, NET	137,370	137,235

OTHER ASSETS
Goodwill	353,362	354,609
Intangibles, net of amortization	22,424	24,840
Deferred income taxes, net	2,569	2,703
Restricted cash	106	103
Other assets	9,106	9,432

Total assets	$682,823	$678,226

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$50,080	$51,502
Income taxes payable	5,651	4,507
Accrued taxes, other than income taxes	8,152	6,947
Accrued expenses	27,409	28,543
Current maturities of long-term debt and capital lease obligations	4,324	3,596
Accrued restructuring costs	6,033	7,765

Total current liabilities	101,649	102,860

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	264,478	262,927
Accrued restructuring costs	3,622	5,392
Accrued expenses	17,369	17,133
Deferred income taxes, net	7,677	8,872

Total long-term liabilities	293,146	294,324

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY

Common stock, $0.01 par value; 150,000,000 shares authorized, 60,022,737 and 59,392,311 shares issued and outstanding, respectively	600	594
Additional paid-in capital	546,973	544,896
Notes receivable, shareholder	(1,841)	(1,814)
Accumulated other comprehensive gain	3,575	6,217
Accumulated deficit	(261,279)	(268,851)

Total shareholders’ equity	288,028	281,042

Total liabilities and shareholders’ equity	$682,823	$678,226

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net revenues	$146,405	$155,082
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	60,557	65,370
Selling and marketing	38,404	36,988
General and administrative (exclusive of expenses shown separately below)	16,456	15,551
Research and development	4,927	3,878
Depreciation	9,880	8,631
Amortization	2,261	2,980
Restructuring costs	–	1,594
Asset impairments	55	–
Net legal settlements and related expenses	148	–
Acquisition-related costs	174	340

Total operating expenses	132,862	135,332

Operating income	13,543	19,750

Other (expense) income:
Interest expense	(2,831)	(4,025)
Unrealized gain on change in fair value of interest rate swaps	484	941
Interest income	35	106
Other, net	(96)	62

Total other expense	(2,408)	(2,916)

Income from continuing operations before income taxes	11,135	16,834
Income tax expense	3,563	5,519

Net income from continuing operations	7,572	11,315

Loss on discontinued operations, net of taxes	–	(1,091)

Net income	$7,572	$10,224

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	58,220	58,815

Basic net income (loss) per share
Continuing operations	$0.13	$0.19
Discontinued operations	–	(0.02)

Net income per share	$0.13	$0.17

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	58,535	59,347

Diluted net income (loss) per share
Continuing operations	$0.13	$0.19
Discontinued operations	–	(0.02)

Net income per share	$0.13	$0.17

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

BALANCE, December 31, 2009	$594	$544,896	$(1,814)	$(268,851)	$6,217	$281,042

Comprehensive income, net of taxes:
Net income	–	–	–	7,572	–	7,572
Translation adjustments, net of taxes	–	–	–	–	(3,019)	(3,019)
Change in unrealized gain, derivatives, net of taxes	–	–	–	–	377	377

Comprehensive income, net of taxes						4,930

Issuance of common stock:
Equity-based compensation	–	2,636	–	–	–	2,636
Redemption of restricted shares, net	6	(488)	–	–	–	(482)
Income tax deficiency from equity awards	–	(71)	–	–	–	(71)
Interest related to notes receivable, shareholder	–	–	(27)	–	–	(27)

BALANCE, March 31, 2010	$600	$546,973	$(1,841)	$(261,279)	$3,575	$288,028

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,572	$10,224
Loss from discontinued operations, net of taxes	–	1,091

Income from continuing operations	7,572	11,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,880	8,631
Amortization	2,261	2,980
Amortization of deferred financing costs	159	141
Net legal settlements and related expenses	148	–
Payments for legal settlements and related expenses	(127)	–
Deferred income taxes, net of effect of acquisitions	(925)	(783)
Restructuring costs	–	1,594
Payments for restructuring costs	(3,588)	(726)
Asset impairments	55	–
Equity-based compensation	2,707	2,936
Excess tax benefits from share-based payment arrangements	(2)	(126)
Unrealized gain on change in fair value of interest rate swaps	(484)	(941)
Provision for doubtful accounts	319	118
Changes in working capital	(5,894)	(5,272)

Net cash provided by operating activities from continuing operations	12,081	19,867

Net cash used in operating activities from discontinued operations	–	(1,222)

Net cash provided by operating activities	12,081	18,645

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,204)	(11,671)
Business acquisitions, net of cash acquired	(246)	(7,484)

Net cash used in investing activities from continuing operations	(9,450)	(19,155)

Net cash used in investing activities from discontinued operations	–	(900)

Net cash used in investing activities	(9,450)	(20,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(36,294)	(56,848)
Proceeds from borrowing arrangements	35,044	64,445
Excess tax benefits from share-based payment arrangements	2	126
Purchase of treasury stock, at cost	(554)	(3,391)
Exercise of stock options	–	307

Net cash (used in) provided by financing activities	(1,802)	4,639

Effect of exchange rate changes on cash and equivalents	(760)	(989)

NET INCREASE IN CASH AND EQUIVALENTS	69	2,240

CASH AND EQUIVALENTS, beginning of period	41,402	27,535

CASH AND EQUIVALENTS, end of period	$41,471	$29,775

Supplemental Disclosure of Cash Flow Information:
Cash transactions during the period for:
Interest	$2,288	$3,706

Income tax payments	$3,703	$4,758

Income tax refunds	$518	$924

Non-cash investing activities:
Capital lease additions	$3,180	$1,363

Capital expenditures in total current liabilities	$3,417	$2,034

Capitalized interest	$60	$81

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

     Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three months ended March 31, 2010 are not indicative of the results that may be expected for the full fiscal year of 2010 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not included herein.

2.     SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at March 31, 2010 and December 31, 2009 was earned but unbilled revenue of $10.7 million and $8.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.3 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. Write-offs against the allowance for doubtful accounts were $0.4 million and $0.4 million in the three months ended March 31, 2010 and 2009, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

USF Charges

     In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our PGiMeet solutions, which we recover from our applicable PGiMeet customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with charges to our customers netted against the cost we remit.

Sales Tax and Excise Tax

     Historically, we have collected and remitted state sales tax from our non-PGiMeet solutions customers in applicable states, but we have not collected and remitted state sales tax from our PGiMeet solutions customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. During the three months ended March 31, 2010, we did not make any payments related to the settlement of certain of these state sales and excise tax contingencies.

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation. At March 31, 2010 and December 31, 2009, we had reserved $4.5 and $4.4 million, respectively, for certain state sales and excise tax contingencies. These reserved amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Income Taxes

     Income tax expense for the three months ended March 31, 2010 was $3.6 million, compared to $5.5 million for the three months ended March 31, 2009. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010.

     Our unrecognized tax benefit of $5.7 million at each of March 31, 2010 and December 31, 2009, if recognized, would affect our annual effective tax rate. The unrecognized tax benefit at March 31, 2010 is included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months.

Treasury Stock

     All treasury stock transactions are recorded at cost and all shares of treasury stock repurchased are retired. During the three months ended March 31, 2010, we did not repurchase any of our common stock in the open market pursuant to our board-approved stock repurchase program.

     During the three months ended March 31, 2010 and 2009, we redeemed 58,578 and 83,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $0.6 million and $0.7 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our Amended and Restated Articles of Incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income was $4.9 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively. The primary differences between net income, as reported, and comprehensive income are foreign currency translation adjustments, net of taxes, and changes in unrealized gain, derivatives, net of taxes.

Software Development Costs

     We capitalize certain costs incurred to develop software features sold as part of our service offerings, as part of “Property and Equipment, Net” on our condensed consolidated balance sheets. For the three months ended March 31, 2010 and 2009, we capitalized approximately $2.5 million and $5.9 million, respectively, of these costs. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the three months ended March 31, 2010 and 2009 was approximately $2.8 million and $2.0 million, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $144.7 million and $136.8 million as of March 31, 2010 and December 31, 2009, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Goodwill

     Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, from December 31, 2009 to March 31, 2010 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:

Carrying value at December 31, 2009	$397,763	$44,585	$4,684	$447,032
Accumulated impairment losses	(92,423)	–	–	(92,423)

	305,340	44,585	4,684	354,609
Impact of currency fluctuations	734	(2,075)	94	(1,247)

Goodwill	398,497	42,510	4,778	445,785
Accumulated impairment losses	(92,423)	–	–	(92,423)

Carrying value at March 31, 2010	$306,074	$42,510	$4,778	$353,362

Goodwill is not subject to amortization but is subject to periodic reviews for impairment.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Customer lists	$132,463	$(114,863)	$17,600	$132,704	$(112,975)	$19,729
Non-compete agreements	6,073	(4,175)	1,898	6,087	(3,974)	2,113
Developed technology	39,626	(39,488)	138	39,626	(39,421)	205
Other	2,866	(78)	2,788	2,855	(62)	2,793

Total other intangible assets	$181,028	$(158,604)	$22,424	$181,272	$(156,432)	$24,840

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated amortization expense related to our other intangible assets for the full year 2010 and the next four years is as follows (in thousands):

Year	Estimated Amortization Expense
2010	$7,514
2011	$5,854
2012	$3,482
2013	$1,124
2014	$847

Recently Adopted Accounting Pronouncements

     In February 2010, the Financial Accounting Standards Boards, or FASB, issued Accounting Standards Update, or ASU, No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to FASB Accounting Standards Codification, or ASC, topic 855, Subsequent Events. As a result of ASU No. 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU No. 2010-09 is effective March 31, 2010 for our condensed consolidated financial statements. The adopted provisions of ASU No. 2010-09 are limited to disclosures and did not have any effect on our consolidated financial position or result of operations.

     In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adopted provisions of ASU No. 2010-06 are limited to disclosures and did not have any effect on our consolidated financial position or result of operations.

     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition, Multiple-Deliverable Revenue Arrangements,” an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. In the same month, the FASB also issued ASU No. 2009-14, “Software, Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

elements. This update excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and includes such products in the multiple-deliverable revenue guidance discussed above. This guidance will be effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. All guidance contained within these updates must be adopted in the same period. We do not expect this guidance to have a material impact on our consolidated financial position or results of operations.

3.     RESTRUCTURING COSTS

     Consolidated restructuring costs at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Balance at December 31, 2009	Provisions	Cash payments	Non-cash	Balance at March 31, 2010

Accrued restructuring costs:
Severance and exit costs	$5,492	$(233)	$(2,854)	$58	$2,463
Contractual obligations	7,665	233	(734)	28	7,192

Total restructuring costs	$13,157	$–	$(3,588)	$86	$9,655

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Severance costs for 2009 included $0.4 million associated with the decision to divest our PGiMarket business. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. We adjusted the initially recorded charge for North America and Europe by $0.4 million and $(0.5) million, respectively, in the three months ended March 31, 2010. Our reserve for the 2009 restructuring costs was $5.9 million at March 31, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next nine years.

Realignment of Workforce – Prior to 2009

     Our reserve for restructuring incurred prior to 2009 is associated with lease termination costs and totaled $3.7 million at March 31, 2010. Amounts paid in cash during the three months ended March 31, 2010 for restructuring costs incurred prior to 2009 totaled $0.2 million. During the year ended December 31, 2009, we revised assumptions used in determining the estimated costs associated with these lease terminations incurred prior to 2009. As a result, we recorded an additional $3.2 million of lease termination costs. During the three months ended March 31, 2010, we made additional adjustments of $0.1 million. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. We anticipate these remaining lease termination costs will be paid over the next seven years.

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

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. We allocated the $0.3 million fair value of the warrants to in-process research and development in other intangible assets. The in-process research and development is not currently being amortized but is subject to periodic impairment testing. We paid transaction fees and closing costs of $0.2 million, which we expensed as incurred.

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

     The following amounts associated with our PGiMarket business have been segregated from continuing operations and are reflected as discontinued operations for three months ended March 31, 2009 (in thousands):

Three Months Ended March 31,

2009

Net revenue from discontinued operations	$789
Operating loss	(1,732)
Loss on disposal	–
Income tax benefit	641

Loss from discontinued operations, net of taxes	$(1,091)

6.     INDEBTEDNESS

     Long-term debt and capital lease obligations at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009

Borrowings on credit facility	$255,046	$254,880
Capital lease obligations	13,756	11,643

Subtotal	$268,802	$266,523
Less current portion	(4,324)	(3,596)

Total long-term debt and capital lease obligations	$264,478	$262,927

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     At March 31, 2010, our $375.0 million committed revolving credit facility consisted of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million had been exercised to date. This accordion feature allowed for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions. Certain of our material domestic subsidiaries had guaranteed our obligations under the credit facility, which was secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we had pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries.

     At March 31, 2010, we were in compliance with the covenants under our existing credit facility. Proceeds drawn under our existing credit facility could have been used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, was the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent) or one-month LIBOR plus an applicable margin that varied based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2010, our applicable margin with respect to LIBOR loans was 1.50%. At March 31, 2010, our interest rate on one-month U.S. Dollar LIBOR loans, which comprised materially all of our outstanding borrowings, was 1.75% for our borrowings on which we did not have an interest rate swap agreement in place. At March 31, 2010, we had $255.0 million of borrowings and $5.8 million in letters of credit outstanding under our existing credit facility.

     On May 10, 2010, we closed the refinancing of our existing credit facility. See Note 13 for a description of our new credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.4 million, net of taxes, for the three months ended March 31, 2010. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $1.7 million and $2.8 million at and March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards and non-qualified stock options included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009

Cost of revenues	$88	$88
Selling and marketing	533	769
Research and development	274	319
General and administrative	1,812	1,760

Equity-based compensation expense	2,707	2,936
Income tax benefits	(866)	(948)

Total equity-based compensation expense, net of tax	$1,841	$1,988

Restricted Stock Awards

     The fair value of restricted stock awards is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain stock-based awards will be achieved and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Our forfeiture rate for restricted stock awards is 1.5%.

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2009 to March 31, 2010:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2009	1,195,271	$11.30
Granted	706,504	8.27
Vested/released	(206,377)	9.14
Forfeited	(17,500)	14.08

Unvested at March 31, 2010	1,677,898	$10.27

     The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2010 and 2009 was $8.27 and $8.68, respectively. The aggregate fair value of restricted stock vested during the three months ended March 31, 2010 and 2009 was $1.7 million and $2.3 million, respectively. As of March 31, 2010, we had $12.8 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted average recognition period of approximately two years.

Stock Options

     The fair value of stock options is estimated at the date of grant with the Black-Scholes option pricing model using various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates. The expected life of stock-based awards granted represents the period of time that they are expected to be

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outstanding and is estimated using historical data. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, we use historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. No stock options have been issued since the year ended December 31, 2005.

     The following table summarizes the stock options activity under our stock plans from December 31, 2009 to March 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	562,338	$9.89
Granted	–	–
Exercised	–	–
Expired	(66,501)	11.38

Options outstanding at March 31, 2010	495,837	9.69	2.31	$6,460

Options exercisable at March 31, 2010	495,837	$9.69	2.31	$6,460

The total intrinsic value of options exercised during the three months ended March 31, 2009 was $0.5 million. As of March 31, 2010, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

8.     EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2010 and March 31, 2009, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

     Diluted earnings per share gives the effect to all potentially dilutive securities on earnings per share. Our unvested restricted shares and outstanding stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares and stock options for the three months ended March 31, 2010 and 2009.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table represents a reconciliation of the shares used in the calculation of basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Month Ended March 31,

	2010	2009

Net income from continuing operations	$7,572	$11,315

Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	58,220	58,815
Add effect of dilutive securities - unvested restricted shares	315	387
Add effect of dilutive securities - stock options	–	145

Weighted-average shares outstanding - diluted	58,535	59,347

Basic net income per share from continuing operations	$0.13	$0.19

Diluted net income per share from continuing operations	$0.13	$0.19

     The weighted-average diluted common shares outstanding for the three months ended March 31, 2010 and 2009 excludes the effect of an aggregate of 675,825 and 780,000 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

9.     COMMITMENTS AND CONTINGENCIES

State Income Tax Matter

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009. We are at a preliminary stage of the process for resolving this dispute with the Georgia Department of Revenue, and we cannot, at this time, reasonably estimate the amount, if any, of taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of the process, and therefore have not accrued any amounts related to this assessment. We are also not able to currently estimate when the administrative procedures and review within the Georgia Department of Revenue will be completed. We believe we have meritorious defenses and will continue to vigorously contest this matter. However, if the Georgia Department of Revenue’s initial position is sustained, the amount assessed would result in a material adjustment to our consolidated financial statements and would adversely impact our financial condition and results of operations. We record costs to resolve this dispute including legal fees incurred as “Net legal settlements and related expenses” in our condensed consolidated statements of operations and recorded $0.1 million of such cost in the three months ended March 31, 2010.

Litigation and Claims

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

10.     FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at March 31, 2010 and 2009 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value at March 31, 2010. The fair value of our derivative instruments is calculated at the end of each

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

period and carried on our condensed consolidated balance sheets in the appropriate category, as further discussed below.

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

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	March 31, 2010
	Fair Value	Level 1	Level 2	Level 3

Current liabilities:
Interest rate swap	$(1,713)	$–	$(1,713)	$–

Total	$(1,713)	$–	$(1,713)	$–

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3

Current liabilities:
Interest rate swap	$(2,777)	$–	$(2,777)	$–

Total	$(2,777)	$–	$(2,777)	$–

     During the three months ended March 31, 2010 and 2009, our derivative instruments are limited to interest rate swaps. We use derivative instruments to manage risks related to interest rates. We are exposed to one-month LIBOR interest rate risk on our existing $375.0 million credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009, and the other will expire in August 2010.

     As of March 31, 2010, our outstanding interest rate swap is designated as a cash flow hedge, and the fair value, recorded in current liabilities, totaled $1.7 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively, as disclosed in the fair value table above.

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $1.1 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

	Interest Rate Swaps	Interest Rate Swaps

Effective portion:
Gain recognized in other comprehensive income, net of
tax effect of $0.2 million in 2010 and 2009	$377	$345

Ineffective portion:
Unrealized gain on change in fair value of interest rate
swaps recognized in other (expense) income	$484	$941

Interest expense related to monthly cash settlements:
Interest expense	$(1,128)	$(2,167)

     For further disclosure on our policy for accounting for derivatives and hedges, see Note 6.

11.     SEGMENT REPORTING

     We manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Our North America segment is comprised of operations in the United States and Canada. We present “Operating income” for each of our reportable segments as a measure of segment profit. Our chief operating decision makers use operating income internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit without the impact of income taxes and other non-operating items. The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our operations in our reportable segments is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net revenues:
North America
PGiMeet solutions	$77,358	$83,399
Broadcast fax solutions	1,226	2,385
Other PGiSend solutions	11,672	13,478

Total North America	$90,256	$99,262

Europe
PGiMeet solutions	$22,214	$21,600
Broadcast fax solutions	1,599	1,868
Other PGiSend solutions	5,199	5,347

Total Europe	$29,012	$28,815

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Asia Pacific
PGiMeet solutions	$12,923	$12,862
Broadcast fax solutions	6,918	7,241
Other PGiSend solutions	7,296	6,902

Total Asia Pacific	$27,137	$27,005

Consolidated
PGiMeet solutions	$112,495	$117,861
Broadcast fax solutions	9,743	11,494
Other PGiSend solutions	24,167	25,727

Total consolidated	$146,405	$155,082

Operating income:
North America	$(196)	$8,214
Europe	9,430	5,633
Asia Pacific	4,309	5,903

Total operating income	$13,543	$19,750

12.     RELATED PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature in 2010. These loans, including accrued interest, are recorded in the equity section of our condensed consolidated balance sheets under the caption “Notes receivable, shareholder.” The principal amount outstanding under all remaining loans owed to us by our chief executive officer is approximately $1.8 million as of March 31, 2010.

13.     SUBSEQUENT EVENTS

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011.  Our new credit facility includes a $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $400.0 million, subject to its terms and conditions.  Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries.  In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries.  We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans would have been 1.75% and 2.75%, respectively, at March 31, 2010 under our new credit facility. The Term A loan requires amortization in the form of quarterly scheduled principal payments of $3.75 million per year (or $937,500 per quarter) in each of years one through three of the term, with the remaining balance of $38.75 million due in year four ($937,500 in the first three

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

quarters and the remaining outstanding principal balance due in the fourth and final quarter at maturity).  As anticipated given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

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

     Key highlights of our financial and strategic accomplishments for the first quarter of 2010 include:

  Generated revenue growth in our PGiMeet solutions of 4.2% compared to the fourth quarter of 2009;

  Increased our gross profit as a percentage of consolidated net revenues by 130 basis points compared to the fourth quarter of 2009; and

  Decreased our total debt less cash and cash equivalents by 9% from $249.9 million at March 31, 2009 to $227.3 million at March 31, 2010.

     Our primary corporate objectives for the remainder of 2010 are focused on continuing to:

  Develop and launch innovative products and customer self-service tools that improve our user experience and further differentiate us from our competitors;

  Transition our customers to more integrated, online meeting solutions that provide a simple, visually intuitive user experience;

  Transition our sales force to a more consultative, solution-based approach; and

  Further establish our customer-centric PGi brand to broaden our market presence and strengthen our customer relationships.

     Specifically, in 2010, our strategic plan includes our continued focus on our new managed services model and our new collaboration platform, iMeet®, which is scheduled to be launched later this year. We believe both of these initiatives will significantly increase the addressable market opportunity for PGi and our solutions.

     In the first quarter of 2010, nearly 41% of our consolidated net revenues were generated in countries outside the United States. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the three months ended March 31, 2010 positively impacted our consolidated net revenues by approximately $4.8 million as compared to the three months ended March 31, 2009, and negatively impacted consolidated net revenues by $1.5 million compared to the three months ended December 31, 2009.

     We have historically generated net revenue growth in our PGiMeet solutions through increases in volume, offset in part by declines in average selling prices. We believe that this is consistent with industry trends, which we expect will continue in the foreseeable future. Our business trends and revenue growth in our PGiMeet solutions continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Net revenue from our PGiMeet solutions in three months ended March 31, 2010 and 2009 was $112.5 million and $117.9 million, respectively.

     We have experienced revenue declines in our broadcast fax services, primarily as a result of decreased volume and average selling price, partially offset by fluctuations in foreign currency exchange rates. Net revenue from these services in the three months ended March 31, 2010 and 2009 was $9.7 million and $11.5 million, respectively. Although we intend to continue to convert these customers to our alternative solutions, we expect this overall revenue decline to continue.

     We have historically used our cash flows from operating activities for debt repayments, acquisitions, capital expenditures and stock repurchases. As of March 31, 2010, borrowings under our credit facility were $255.0 million. On May 10, 2010, we closed the refinancing of our existing credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A Loan. Our new credit facility includes a $75.0 million accordion feature which allows for additional credit commitments up to a maximum of $400.0 million, subject to its term and conditions. See “— Subsequent Events” for a description of our new credit facility.

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

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “— Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three months ended March 31, 2010 are not indicative of the results that may be expected for the full fiscal year of 2010 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2010	2009	$	%
Net revenues:
North America
PGiMeet solutions	$77,358	$83,399	(6,041)	(7.2)
Broadcast fax solutions	1,226	2,385	(1,159)	(48.6)
Other PGiSend solutions	11,672	13,478	(1,806)	(13.4)

Total North America	$90,256	$99,262	(9,006)	(9.1)

Europe
PGiMeet solutions	$22,214	$21,600	614	2.8
Broadcast fax solutions	1,599	1,868	(269)	(14.4)
Other PGiSend solutions	5,199	5,347	(148)	(2.8)

Total Europe	$29,012	$28,815	197	0.7

Asia Pacific
PGiMeet solutions	$12,923	$12,862	61	0.5
Broadcast fax solutions	6,918	7,241	(323)	(4.5)
Other PGiSend solutions	7,296	6,902	394	5.7

Total Asia Pacific	$27,137	$27,005	132	0.5

Consolidated
PGiMeet solutions	$112,495	$117,861	(5,366)	(4.6)
Broadcast fax solutions	9,743	11,494	(1,751)	(15.2)
Other PGiSend solutions	24,167	25,727	(1,560)	(6.1)

Total consolidated	$146,405	$155,082	(8,677)	(5.6)

Operating income:
North America	$(196)	$8,214	(8,410)	(102.4)
Europe	9,430	5,633	3,797	67.4
Asia Pacific	4,309	5,903	(1,594)	(27.0)

Total operating income	$13,543	$19,750	(6,207)	(31.4)

Percent of net revenues:
North America	61.7%	64.0%
Europe	19.8%	18.6%
Asia Pacific	18.5%	17.4%

Consolidated net revenues	100.0%	100.0%

Consolidated Net Revenues

     The following table details the changes in consolidated net revenues from the three months ended March 31, 2009 to the three months ended March 31, 2010 (in thousands):

	Consolidated Net Revenues	North America Net Revenue	Europe Net Revenue	Asia Pacific Net Revenue

March 31, 2009	$155,082	$99,262	$28,815	$27,005
Change in volume	4,870	4,302	925	(357)
Change in selling prices	(18,718)	(14,312)	(2,446)	(1,960)
Impact of acquisitions	346	346	–	–
Impact of fluctuations in foreign
currency exchange rates	4,825	658	1,718	2,449

March 31, 2010	$146,405	$90,256	$29,012	$27,137

     With the exception of our Asia Pacific operating segment, volume and pricing changes have followed similar trends. In North America and Europe, volume increases in our net revenue for the three months ended March 31, 2010 from the comparable prior year period were driven by our PGiMeet solutions, offset in part by volume decreases in our broadcast fax and other PGiSend solutions. The decrease in average selling prices for the three months ended March 31, 2010 resulted from a higher mix of large volume enterprise customers and price reductions from existing customers, primarily related to our PGiMeet solutions.

     Our Asia Pacific operating segment has experienced different trends than our North America and Europe operating segments. Volume decrease in our Asia Pacific net revenue for the three months ended March 31, 2010 from the same period in 2009 was driven by declines in our PGiMeet solutions and broadcast fax services, offset in part by volume increases in our other PGiSend solutions. The decrease in average selling prices for the three months ended March 31, 2010 was primarily associated with our PGiMeet solutions and our broadcast fax services.

Cost of Revenues

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands)
Cost of revenues:
North America	$39,198	$42,561	(3,363)	(7.9)
Europe	8,325	9,855	(1,530)	(15.5)
Asia Pacific	13,034	12,954	80	0.6

Consolidated	$60,557	$65,370	(4,813)	(7.4)

	Three Months Ended March 31,

	2010	2009
Cost of revenues as a percent of net revenues:
North America	43.4%	42.9%
Europe	28.7%	34.2%
Asia Pacific	48.0%	48.0%
Consolidated	41.4%	42.2%

     Consolidated cost of revenues as a percentage of consolidated net revenues decreased in the three months ended March 31, 2010 compared to the same periods in 2009 as a result of savings realized from our 2009 restructuring efforts. Fluctuations in foreign currency exchange rates resulted in increased consolidated cost of revenues of $1.5 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The increase in North America cost of revenue as a percentage of operating segment net revenue for the three months ended March 31, 2010 as compared to the same periods in 2009 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet solutions and declines in our broadcast fax, transactional fax and e-mail delivery net revenues, which have a lower variable cost of revenue in North America than our other solutions. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in increased North America cost of revenue of $0.2 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The decrease in Europe cost of revenue as a percentage of operating segment net revenue for the three months ended March 31, 2010 as compared to the same period in 2009 was attributable to savings realized from our 2009 restructuring efforts. Fluctuations in foreign currency exchange rates resulted in increased Europe cost of revenue of $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     Asia Pacific cost of revenue as a percentage of operating segment net revenue for the three months ended March 31, 2010 did not change when compared to the same period in 2009. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific cost of revenue of $0.9 million for the three months ended March 31, 2010 as compared to the same period in 2009.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands)
Selling and marketing expenses:
North America	$24,231	$23,424	807	3.4
Europe	7,646	8,154	(508)	(6.2)
Asia Pacific	6,527	5,410	1,117	20.6

Consolidated	$38,404	$36,988	1,416	3.8

	Three Months Ended March 31,
	2010	2009
Selling and marketing expenses as a percent of net revenues:
North America	26.8%	23.6%
Europe	26.4%	28.3%
Asia Pacific	24.1%	20.0%
Consolidated	26.2%	23.9%

     Consolidated selling and marketing expenses increased for the three months ended March 31, 2010 from the same period in 2009 as a result of the strengthening of various currencies to the U.S. Dollar, costs related to our global sales organization meeting and our 2009 acquisitions, partially offset by savings related to our 2009 restructuring efforts. Fluctuations in foreign currency exchange rates resulted in increased selling and marketing expenses of $1.5 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The increase in North America selling and marketing expenses for the three months ended March 31, 2010 was attributable to costs related to our global sales organization meeting, strengthening of the Canadian dollar to the U.S. Dollar and our 2009 acquisitions, partially offset by savings related to our 2009 restructuring efforts. Fluctuations in foreign currency exchange rates resulted in increased North America selling and marketing expenses of $0.1 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The decrease in Europe selling and marketing expenses for the three months ended March 31, 2010 was attributable to savings related to our 2009 restructuring efforts, partially offset by the strengthening of the Euro and British Pound to the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in increased Europe selling and marketing expenses of $0.5 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The increase in Asia Pacific selling and marketing expenses for the three months ended March 31, 2010 was primarily attributable to the strengthening of the Australian Dollar against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific selling and marketing expenses of $0.9 million for the three months ended March 31, 2010 as compared to the same period in 2009.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands)
General and administrative expenses:
North America	$11,244	$10,832	412	3.8
Europe	2,760	2,718	42	1.5
Asia Pacific	2,452	2,001	451	22.5

Consolidated	$16,456	$15,551	905	5.8

	Three Months Ended March 31,

	2010	2009
General and administrative expenses as a percent of net revenues:
North America	12.5%	10.9%
Europe	9.5%	9.4%
Asia Pacific	9.0%	7.4%
Consolidated	11.2%	10.0%

     Consolidated general and administrative expenses increased for the three months ended March 31, 2010 from the same period in 2009 as a result of strengthening of various currencies to the U.S. Dollar and an increase in our provision for doubtful accounts. Fluctuations in foreign currency exchange rates resulted in increased general and administrative expenses of $0.5 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The increase in North America general and administrative expenses for the three months ended March 31, 2010 was attributable to an increase in our provision for doubtful accounts and our 2009 acquisitions.

     The increase in Europe general and administrative expenses for the three months ended March 31, 2010 was attributable to the strengthening of the Euro and the British Pound against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in increased Europe general and administrative expenses of $0.2 million for the three months ended March 31, 2010 as compared to the same period in 2009.

     The increase in Asia Pacific general and administrative expenses for the three months ended March 31, 2010 was attributable to the strengthening of the Australian Dollar against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific general and administrative expenses of $0.3 million for the three months ended March 31, 2010 as compared to the same period in 2009.

Research and Development Expenses

     Consolidated research and development expense as a percentage of consolidated net revenues was 3.4% and 2.5% for the three months ended March 31, 2010 and 2009, respectively. Consolidated research and development expenses increased 27.1% to $4.9 million for the three months ended March 31, 2010 compared with

$3.9 million for the same period in 2009. We incurred the majority of research and development costs in North America.

Depreciation

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands)
Depreciation Expense:
North America	$8,214	$7,183	1,031	14.4
Europe	961	832	129	15.5
Asia Pacific	705	616	89	14.4

Consolidated	$9,880	$8,631	1,249	14.5

	Three Months Ended March 31,
	2010	2009
Depreciation Expense as a percent of net revenues:
North America	9.1%	7.2%
Europe	3.3%	2.9%
Asia Pacific	2.6%	2.3%
Consolidated	6.7%	5.6%

     Consolidated depreciation expense increased for the three months ended March 31, 2010 as compared to the same period in 2009 as a result of increases in our productive asset base.

Amortization

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(in thousands)
Amortization Expense:
North America	$1,782	$2,541	(759)	(29.9)
Europe	412	389	23	5.9
Asia Pacific	67	50	17	34.0

Consolidated	$2,261	$2,980	(719)	(24.1)

	Three Months Ended March 31,
	2010	2009
Amortization Expense as a percent of net revenues:
North America	2.0%	2.6%
Europe	1.4%	1.3%
Asia Pacific	0.2%	0.2%
Consolidated	1.5%	1.9%

     Consolidated amortization expense decreased for the three months ended March 31, 2010 as compared to the same period in 2009 as a result of the decrease in amortization expense in North America related to customer list and non-compete intangible assets from acquisitions made in 2004 that have become fully amortized, partially offset by intangible amortization expense resulting from our 2009 acquisitions.

Restructuring Costs

     Consolidated restructuring costs were $1.6 million or 1.0% of consolidated revenues for the three months ended March 31, 2009.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Severance costs for 2009 included $0.4 million associated with the decision to divest our PGiMarket business. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. We adjusted the initially recorded charge for North America and Europe by $0.4 million and $(0.5) million, respectively, in the three months ended March 31, 2010. Our reserve for the 2009 restructuring costs was $5.9 million at March 31, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next nine years.

Realignment of Workforce – Prior to 2009

     Our reserve for restructuring incurred prior to 2009 is associated with lease termination costs and totaled $3.7 million at March 31, 2010. Amounts paid in cash during the three months ended March 31, 2010 for restructuring costs incurred prior to 2009 totaled $0.2 million. During the year ended December 31, 2009, we revised assumptions used in determining the estimated costs associated with these lease terminations incurred prior to 2009. As a result, we recorded an additional $3.2 million of lease termination costs. During the three months ended March 31, 2010, we made additional adjustments of $0.1 million. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. We anticipate these remaining lease termination costs will be paid over the next seven years.

Net Legal Settlements and Related Expenses

     Net legal settlements and related expenses were $0.1 million for the three months ended March 31, 2010 and were attributable to legal fees incurred during the defense of the state income tax matter described in Note 9.

Acquisition-Related Costs

     During the three months ended March 31, 2010 and 2009, we expensed $0.2 million and $0.3 million in acquisition-related costs, respectively. We allocated similar costs in prior years to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

     Interest expense decreased to $2.8 million from $4.0 million for the three months ended March 31, 2010 and 2009, respectively. Interest expense decreased as a result of decreased interest rates effective for the unhedged portion of our credit facility mainly attributable to the expiration of one of our interest rate swaps in August 2009. The unhedged portion of our credit facility was $155.0 million and $74.1 million at March 31, 2010 and 2009, respectively. Our effective interest rate on the U.S. Dollar amount of this unhedged portion of our existing credit facility was 1.75% and 2.0% at March 31, 2010 and 2009, respectively. As of March 31, 2010, we have one $100.0 million interest rate swap outstanding which has a fixed rate of 4.75% and expires in August 2010. The weighted-average outstanding balance on our credit facility was $268.1 million and $287.9 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in our weighted average debt outstanding is attributable to the use of our cash flows to pay down our existing credit facility, partially offset by our treasury stock purchases and acquisitions, which we funded in part with borrowings under our existing credit facility.

Income Tax Expense

     Income tax expense for the three months ended March 31, 2010 was $3.6 million, as compared to $5.5 million for the three months ended March 31, 2009. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010.

     Our unrecognized tax benefits of $5.7 million at March 31, 2010 and December 31, 2009, if recognized, would affect our annual effective tax rate. The unrecognized tax benefits at March 31, 2010 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months.

Discontinued Operations

     On November 5, 2009, we completed the sale of our PGiMarket business. Prior period results have been reclassified to present this business as discontinued operations.

     The following amounts associated with our PGiMarket business have been segregated from continuing operations and are reflected as discontinued operations for three months ended March 31, 2009 (in thousands):

Three Months Ended March 31, 2009

Net revenue from discontinued operations	$789
Operating loss	(1,732)
Loss on disposal	–
Income tax benefit	641

Loss from discontinued operations, net of taxes	$(1,091)

Liquidity and Capital Resources

     At March 31, 2010, we had utilized $260.8 million of our existing $375.0 million credit facility, with $255.0 million in borrowings and $5.8 million in letters of credit outstanding. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2010, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

     At the scheduled maturity of our credit facility or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations. See “—Subsequent Events” for a description of our new credit facility.

     As of March 31, 2010, we had $41.5 million in cash and equivalents compared to $41.4 million as of December 31, 2009. Cash balances residing outside of the United States as of March 31, 2010 were $40.0 million compared to $40.4 million as of December 31, 2009. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

     Consolidated operating cash flows were $12.1 million and $19.9 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily attributable to lower net income and higher payments for restructuring cost in 2010 compared to 2009.

Cash used in investing activities

     Consolidated investing activities used cash of $9.5 million and $19.2 million for the three months ended March 31, 2010 and 2009, respectively. The principal use of cash in investing activities for the three months ended March 31, 2010 related to $9.2 million of capital expenditures. The principal uses of cash in investing activities for the three months ended March 31, 2009 included $11.7 million of capital expenditures and $7.5.million related to our 2009 acquisitions.

Cash provided by financing activities

     Consolidated financing activities used cash of $1.8 million and provided cash of $4.6 million for the three months ended March 31, 2010 and 2009, respectively. The primary uses of cash for financing activities in the three months ended March 31, 2010 included $1.2 million of net payments on our existing credit facility and $0.6 million in treasury stock purchases. Cash provided by financing activities in the three months ended March 31, 2009 included $7.6 million of net proceeds from our credit facility, $0.1 million from excess tax benefits from shared based payment arrangements and $0.3 million of proceeds from stock option exercises, offset by $3.4 million of treasury stock purchases related to common stock withheld to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants.

Off-balance sheet arrangements

     At March 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

     At March 31, 2010 we had a $375.0 million committed revolving credit facility, which consisted of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million had been exercised to date. This accordion feature allowed for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions. Certain of our material domestic subsidiaries had guaranteed our obligations under the credit facility, which was secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we had pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries.

     At March 31, 2010, we were in compliance with the covenants under our existing credit facility. Proceeds drawn under our existing credit facility could have been used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, was the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent) or one-month LIBOR plus an applicable margin that varied based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2010, our applicable margin with respect to LIBOR loans was 1.50%. At March 31, 2010, our interest rate on one-month U.S. Dollar LIBOR loans, which comprised materially all of our outstanding borrowings, was 1.75% for our borrowings on which we did not have an interest rate swap agreement in place. At March 31, 2010, we had $255.0 million of borrowings and $5.8 million in letters of credit outstanding under our existing credit facility.

     On May 10, 2010, we closed the refinancing of our existing credit facility. See “—Subsequent Events” for a description of our new credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.4 million, net of taxes, for the three months ended March 31, 2010. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $1.7 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

Liquidity

     At March 31, 2010, we had $41.5 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the three months ended March 31, 2010. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual consolidated net revenues), and to fund research and development costs for new services and enhancements to existing services (which historically have been 2% to 3% of annual consolidated net revenues). Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At March 31, 2010, we had $114.1 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature. On May 10, 2010, we closed the refinancing of our existing credit facility. See “— Subsequent Events” for a description of our new credit facility.

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

Subsequent Events

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011.  Our new credit facility includes a $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $400.0 million, subject to its terms and conditions.  Our subsidiary, ATS, is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries.  In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries.  We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans would have been 1.75% and 2.75%, respectively, at March 31, 2010 under our new credit facility. The Term A loan requires amortization in the form of quarterly scheduled principal payments of $3.75 million per year (or $937,500 per quarter) in each of years one through three of the term, with the remaining balance of $38.75 million due in year four ($937,500 in the first three quarters and the remaining outstanding principal balance due in the fourth and final quarter at maturity).  As anticipated given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

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

  Goodwill and other intangible assets;

  Income taxes;

  Restructuring costs;

  Legal contingencies; and

  Derivative instruments.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q and elsewhere by us from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

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

  Risks associated with challenging global economic conditions or a prolonged recession, including customer consolidations, bankruptcies and payment defaults;

  Changes in and the successful execution of restructuring and cost reduction initiatives and the market reaction thereto;

  Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009; and

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.75% and extend the maturity to August 16, 2010. As of March 31, 2010 we have one $100.0 million swap outstanding. This interest rate swap effectively converts the interest payments of $100.0 million of our LIBOR-based borrowings to a fixed rate.

     At March 31, 2010, we had borrowings of approximately $155.0 million outstanding under our existing credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.6 million based on our March 31, 2010 debt level.

     We generated approximately 41% of our consolidated net revenues and 34% of our operating expenses in countries outside of the United States in the three months ended March 31, 2010. Additionally, we have foreign currency denominated debt as part of our credit facility. At March 31, 2010, we had debt outstanding of CA$3.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the three months ended March 31, 2010 by approximately $6.0 million, $4.5 million and $0.3 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at March 31, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

ITEM 1A.     RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factors, there have been no material changes from the risk factors disclosed in our annual report.

Continuing challenging global economic conditions or a prolonged recession could adversely affect our business and financial results.

     As widely reported, the recent disruption in the global financial markets, including severely diminished liquidity and credit availability, stock market volatility, substantially increased unemployment, reduced corporate profits and capital spending and continuing economic uncertainties have significantly adversely impacted global economic conditions. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. These difficult economic conditions, as well as a prolonged recession and the uncertainty about future economic conditions may adversely affect our customers’ level of spending, ability to obtain financing for purchases, ability to make timely payments to us for our services and adoption of new technologies, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, lead to increased price competition and adversely affect our results of operations. These conditions may also force some of our customers, such as customers in the financial services or other industries, to announce additional layoffs, consolidate or declare bankruptcy, which could decrease the market for our services.

Our level of indebtedness may harm our financial condition and results of operations.

     As of March 31, 2010, we had utilized approximately $260.8 million of indebtedness, including approximately $255.0 million in borrowings and $5.8 million in letters of credit outstanding under our existing $375.0 million credit facility. On May 10, 2010, we closed the refinancing of our existing credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A Loan. Our new credit facility includes a $75.0 million accordion feature which allows for additional credit commitments up to a maximum of $400.0 million, subject to its term and conditions. In addition, from time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2010, we had one $100.0 million interest rate swap, for a three-year period ending in August 2010 with a fixed rate of approximately 4.75%.

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

     At the scheduled maturity of our new credit facility in May 2014 or in the event of an acceleration of the indebtedness under our credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to meet our debt service obligations.

     We conduct substantially all of our business through our subsidiaries. Our ability to pay amounts due under our indebtedness in the future will be dependent upon the ability of our subsidiaries to make cash distributions of earnings, loans or other payments to us or to ATS, the borrower under our new credit facility, based on their earnings and cash flows. Our subsidiaries may not have sufficient funds or may not be able to distribute sufficient funds to us, due to tax implications or other restrictions, to enable us to service or repay such indebtedness or meet our other obligations

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     REMOVED AND RESERVED

ITEM 5.     OTHER INFORMATION

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011.  Our new credit facility includes a $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $400.0 million, subject to its terms and conditions.  Our subsidiary, ATS, is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries.  In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries.  We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans would have been 1.75% and 2.75%, respectively, at March 31, 2010 under our new credit facility. The Term A loan requires amortization in the form of quarterly scheduled principal payments of $3.75 million per year (or $937,500 per quarter) in each of years one through three of the term, with the remaining balance of $38.75 million due in year four ($937,500 in the first three quarters and the remaining outstanding principal balance due in the fourth and final quarter at maturity).  As anticipated given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

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

Date: May 10, 2010	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine

David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Fourth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed January 15, 2010).

10.2

Fourth Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed January 15, 2010).

10.3

First Amendment to Employment Agreement between David Trine and the Registrant dated January 13, 2010. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed January 15, 2010).

10.4

Second Amendment to Amended and Restated Employment Agreement between David Guthrie and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed January 15, 2010).

10.5

Restricted Stock Agreement between Boland T. Jones and the Registrant dated January 13, 2010 for 450,000 shares (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed January 15, 2010).

10.6

Restricted Stock Agreement between Boland T. Jones and the Registrant dated January 13, 2010 for 225,000 shares (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed January 15, 2010).

10.7	First Amendment to Office Building Lease, dated January 14, 2010, by and between Verizon Business Network Services and American Teleconferencing Services, Ltd.

10.8

Credit Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., as Borrower, the Registrant and Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent.

10.9

Security Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent.

10.10

Pledge Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Press Release, dated May 10, 2010, announcing the refinancing of the Registrant’s prior credit facility and closing of a new $325.0 million credit facility.