Form 10-Q
period 2010-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2010-08-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ____________________

COMMISSION FILE NUMBER: 001-13577

PREMIERE GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

GEORGIA
(State or other jurisdiction of incorporation or organization)

59-3074176
(I.R.S. Employer Identification No.)

3280 PEACHTREE ROAD NE
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common Stock, $0.01 par value	60,482,356 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$42,310	$41,402
Accounts receivable (less allowances of $1,488 and $1,702, respectively)	93,433	89,906
Prepaid expenses and other current assets	14,872	10,735
Deferred income taxes, net	7,038	7,261

Total current assets	157,653	149,304

PROPERTY AND EQUIPMENT, NET	139,253	137,235

OTHER ASSETS
Goodwill	347,798	354,609
Intangibles, net of amortization	19,998	24,840
Deferred income taxes, net	3,229	2,703
Restricted cash	97	103
Other assets	12,195	9,432

Total assets	$680,223	$678,226

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$51,115	$51,502
Income taxes payable	4,573	4,507
Accrued taxes, other than income taxes	7,671	6,947
Accrued expenses	26,516	28,543
Current maturities of long-term debt and capital lease obligations	7,774	3,596
Accrued restructuring costs	6,785	7,765

Total current liabilities	104,434	102,860

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	258,103	262,927
Accrued restructuring costs	3,671	5,392
Accrued expenses	19,520	17,133
Deferred income taxes, net	9,352	8,872

Total long-term liabilities	290,646	294,324

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 60,041,135 and 59,392,311 shares issued and outstanding, respectively	600	594
Additional paid-in capital	548,524	544,896
Notes receivable, shareholder	(1,868)	(1,814)
Accumulated other comprehensive (loss) gain	(5,234)	6,217
Accumulated deficit	(256,879)	(268,851)

Total shareholders' equity	285,143	281,042

Total liabilities and shareholders' equity	$680,223	$678,226

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$144,586	$153,933	$290,991	$309,015
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	62,092	65,628	122,649	130,998
Selling and marketing	33,638	35,727	72,042	72,715
General and administrative (exclusive of expenses shown separately below)	16,650	16,308	33,106	31,859
Research and development	4,560	4,105	9,487	7,983
Excise and sales tax expense	439	-	439	-
Depreciation	9,995	9,091	19,875	17,722
Amortization	1,897	2,777	4,158	5,757
Restructuring costs	3,186	4,686	3,186	6,280
Asset impairments	1,887	-	1,942	-
Net legal settlements and related expenses	44	161	192	161
Acquisition-related costs	142	231	316	571

Total operating expenses	134,530	138,714	267,392	274,046

Operating income	10,056	15,219	23,599	34,969

Other (expense) income:
Interest expense	(4,292)	(3,767)	(7,123)	(7,792)
Unrealized gain on change in fair value of interest rate swaps	490	1,145	974	2,086
Interest income	36	74	71	180
Other, net	(75)	(153)	(171)	(91)

Total other expense	(3,841)	(2,701)	(6,249)	(5,617)

Income from continuing operations before income taxes	6,215	12,518	17,350	29,352
Income tax expense	1,815	4,062	5,378	9,581

Net income from continuing operations	4,400	8,456	11,972	19,771

Loss on discontinued operations, net of taxes	-	(672)	-	(1,763)

Net income	$4,400	$7,784	$11,972	$18,008

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	58,367	58,840	58,294	58,834

Basic net income (loss) per share
Continuing operations	$0.08	$0.14	$0.21	$0.34
Discontinued operations	-	(0.01)	-	(0.03)

Net income per share	$0.08	$0.13	$0.21	$0.31

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	58,774	59,439	58,655	59,400

Diluted net income (loss) per share
Continuing operations	$0.07	$0.14	$0.20	$0.33
Discontinued operations	-	(0.01)	-	(0.03)

Net income per share	$0.07	$0.13	$0.20	$0.30

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Gain	Total Shareholders' Equity

BALANCE, December 31, 2009	$594	$544,896	$(1,814)	$(268,851)	$6,217	$281,042

Comprehensive income, net of taxes:
Net income	-	-	-	11,972	-	11,972
Translation adjustments, net of taxes	-	-	-	-	(12,249)	(12,249)
Change in unrealized loss on derivatives, net of taxes	-	-	-	-	798	798

Comprehensive income, net of taxes						521

Issuance of common stock:
Equity-based compensation	-	4,817	-	-	-	4,817
Redemption of restricted shares, net	6	(906)	-	-	-	(900)
Income tax deficiency from equity awards	-	(283)	-	-	-	(283)
Interest related to notes receivable, shareholder	-	-	(54)	-	-	(54)

BALANCE, June 30, 2010	$600	$548,524	$(1,868)	$(256,879)	$(5,234)	$285,143

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,972	$18,008
Loss from discontinued operations, net of taxes	-	1,763

Net income from continuing operations	11,972	19,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,875	17,722
Amortization	4,158	5,757
Amortization of debt issuance costs	391	296
Write-off of unamortized debt issuance costs	161	-
Net legal settlements and related expenses	192	161
Payments for legal settlements and related expenses	(178)	-
Deferred income taxes, net of effect of acquisitions	(460)	(206)
Restructuring costs	3,186	6,280
Payments for restructuring costs	(5,817)	(2,196)
Asset impairments	1,942	-
Equity-based compensation	4,958	5,809
Excess tax benefits from share-based payment arrangements	(2)	(308)
Unrealized gain on change in fair value of interest rate swaps	(974)	(2,086)
Provision for doubtful accounts	858	549
Changes in working capital	(7,619)	(6,756)

Net cash provided by operating activities from continuing operations	32,643	44,793

Net cash used in operating activities from discontinued operations	-	(1,792)

Net cash provided by operating activities	32,643	43,001

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,160)	(22,750)
Other investing activities	-	103
Business acquisitions, net of cash acquired	(392)	(7,856)

Net cash used in investing activities from continuing operations	(19,552)	(30,503)

Net cash used in investing activities from discontinued operations	-	(1,934)

Net cash used in investing activities	(19,552)	(32,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(73,742)	(116,996)
Proceeds from borrowing arrangements	65,844	116,907
Payment of debt issuance costs	(1,038)	(5)
Excess tax benefits from share-based payment arrangements	2	308
Purchase of treasury stock, at cost	(999)	(3,978)
Exercise of stock options	-	554

Net cash used in financing activities	(9,933)	(3,210)

Effect of exchange rate changes on cash and equivalents	(2,250)	407

NET INCREASE IN CASH AND EQUIVALENTS	908	7,761

CASH AND EQUIVALENTS, beginning of period	41,402	27,535

CASH AND EQUIVALENTS, end of period	$42,310	$35,296

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

     Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2010 are not indicative of the results that may be expected for the full fiscal year of 2010 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not included in this quarterly report.

2.	SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

     The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive (loss) gain” component of shareholders’ equity of our condensed consolidated balance sheets. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these balances are recorded in the “Accumulated other comprehensive (loss) gain” component of shareholders’ equity in our condensed consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at June 30, 2010 and December 31, 2009 was earned but unbilled revenue of $9.9 million and $8.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.5 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. Provision for doubtful accounts was $0.9 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Write-offs against the allowance for doubtful accounts were $0.7 million and $0.6 million in the three months ended June 30, 2010 and 2009, respectively. Write-offs against the allowance for doubtful accounts were $1.1 million and $1.0 million in the six months ended June 30, 2010 and 2009, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Sales Tax and Excise Tax

     Historically, we have collected and remitted state sales tax from our non-PGiMeet solutions customers in applicable states, but we have not collected and remitted state sales tax from our PGiMeet solutions customers in all applicable jurisdictions. In addition, certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation. At June 30, 2010 and December 31, 2009, we had reserved $4.1 million and $4.4 million, respectively, for certain state sales and excise tax contingencies. These reserved amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. During the six months ended June 30, 2010, we made aggregate payments of $0.8 million related to the settlement of certain of these state sales tax contingencies.

Income Taxes

     Income tax expense for the three and six months ended June 30, 2010 was $1.8 million and $5.4 million, respectively, compared to $4.1 million and $9.6 million for the three and six months ended June 30, 2009, respectively. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010.

     Our unrecognized tax benefit of $5.7 million at each of June 30, 2010 and December 31, 2009, if recognized, would affect our annual effective tax rate. The unrecognized tax benefit at June 30, 2010 is included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months.

Treasury Stock

     All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the six months ended June 30, 2010, we did not repurchase any of our common stock in the open market pursuant to our board-approved stock repurchase program. During the six months ended June 30, 2009, we repurchased 375,800 shares of our common stock for $2.7 million in the open market pursuant to our board-approved stock repurchase program.

     During the six months ended June 30, 2010 and 2009, we redeemed 121,440 and 156,087 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.0 million and $1.3 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income was $(4.4) million and $17.5 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $23.9 million for the six months ended June 30, 2010 and 2009, respectively. The primary differences between net income, as reported, and comprehensive income are foreign currency translation adjustments, net of taxes, and changes in unrealized loss on derivatives, net of taxes.

Software Development Costs

     We capitalize certain costs incurred to develop software features sold as part of our service offerings as part of “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized $2.9 million and $5.0 million of these costs for the three months ended June 30, 2010 and 2009, respectively, and $5.4 million and $10.3 million of these costs for the six months ended June 30, 2010 and 2009, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software was $3.0 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and was $5.8 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $150.7 million and $136.8 million as of June 30, 2010 and December 31, 2009, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Goodwill

     Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, from December 31, 2009 to June 30, 2010 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill:
Gross value at December 31, 2009	$397,763	$44,585	$4,684	$447,032
Accumulated impairment losses	(92,423)	-	-	(92,423)

Carrying value at December 31, 2009	305,340	44,585	4,684	354,609
Impact of currency fluctuations	(261)	(6,278)	(272)	(6,811)
Change in impairment losses	-	-	-	-

Carrying value at June 30, 2010	$305,079	$38,307	$4,412	$347,798

     Goodwill is not subject to amortization but is subject to periodic reviews for impairment.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2010			December 31, 2009

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Other intangible assets:
Customer lists	$131,182	$(115,636)	$15,546	$132,704	$(112,975)	$19,729
Non-compete agreements	5,992	(4,336)	1,656	6,087	(3,974)	2,113
Developed technology	39,626	(39,554)	72	39,626	(39,421)	205
Other	2,819	(95)	2,724	2,855	(62)	2,793

Total other intangible assets	$179,619	$(159,621)	$19,998	$181,272	$(156,432)	$24,840

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated amortization expense related to our other intangible assets for the full year 2010 and the next four years is as follows (in thousands):

Estimated
Amortization
Year	Expense

2010	$7,406
2011	$5,760
2012	$3,470
2013	$1,201
2014	$ 847

Recently Adopted Accounting Pronouncements

     In February 2010, the Financial Accounting Standards Boards, or FASB, issued Accounting Standards Update, or ASU, No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to FASB Accounting Standards Codification, or ASC, Topic 855, Subsequent Events. As a result of ASU No. 2010-09, SEC registrants are no longer required to disclose the date through which management evaluated subsequent events in the financial statements. ASU No. 2010-09 is effective March 31, 2010 for our condensed consolidated financial statements. The adopted provisions of ASU No. 2010-09 are limited to disclosures and did not have any effect on our consolidated financial position or result of operations.

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

3. RESTRUCTURING COSTS

   Consolidated restructuring costs at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Balance at				Balance at
	December		Cash		June 30,
	31, 2009	Provisions	Payments	Non-cash	2010

Accrued restructuring costs:
Severance and exit costs	$5,492	$2,169	$(4,379)	$(41)	$3,241
Contractual obligations	7,665	1,017	(1,438)	(29)	7,215

Total restructuring costs	$13,157	$3,186	$(5,817)	$(70)	$10,456

Realignment of Workforce – 2010

     During the three months ended June 30, 2010, we executed a restructuring plan to consolidate and streamline various functions of our work force, and we discontinued a non-core e-mail platform. We incurred restructuring costs of $2.2 million and asset impairment charges of $1.8 million associated with these efforts. As part of these consolidations, we eliminated approximately 75 positions. During the three months ended June 30, 2010, we recorded total severance and exit costs of $2.1 million. Additionally, during the three months ended June 30, 2010, we recorded $0.1 million of lease termination costs associated with an office location in North America. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $2.1 million in North America, including $0.6 million related to the discontinued e-mail platform noted above, and $0.1 million in Europe. Our reserve for the 2010 restructuring costs was $2.0 million at June 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next 18 months.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Severance costs for 2009 included $0.4 million associated with the decision to divest our e-mail marketing business, PGiMarket. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. In the six months ended June 30, 2010, we adjusted the initially recorded charges for North America by $0.6 million and $0.5 million for severance-related costs and lease termination costs, respectively, and for Europe by $(0.5) million for severance-related costs. Our reserve for the 2009 restructuring costs was $4.7 million at June 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next nine years.

Realignment of Workforce – Prior to 2009

     Our remaining reserve for restructuring costs incurred prior to 2009 is associated with lease termination costs and totaled $3.8 million at June 30, 2010. During the year ended December 31, 2009, we revised assumptions used in

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determining the estimated costs associated with these lease terminations incurred prior to 2009. As a result, we recorded an additional $3.2 million of lease termination costs. During the six months ended June 30, 2010, we made additional adjustments of $0.3 million. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. We anticipate these remaining lease termination costs will be paid over the next six years.

4. ACQUISITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. We allocated the $0.3 million fair value of the warrants to in-process research and development in other intangible assets. The in-process research and development is not currently being amortized, but is subject to periodic impairment testing. We paid transaction fees and closing costs of $0.2 million, which we expensed as incurred.

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

     The following amounts associated with our PGiMarket business have been segregated from continuing operations and are reflected as discontinued operations for three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Net revenue from discontinued operations	$758	$1,547

Operating loss	(1,068)	(2,800)
Income tax benefit	396	1,037

Loss from discontinued operations, net of taxes	$(672)	$(1,763)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. INDEBTEDNESS

     Long-term debt and capital lease obligations at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009

Borrowings on credit facility	$253,237	$254,880
Capital lease obligations	12,640	11,643

Subtotal	$265,877	$266,523
Less current portion	(7,774)	(3,596)

Total long-term debt and capital lease obligations	$258,103	$262,927

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011. Our new credit facility includes a $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $400.0 million, subject to its terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.75% and 2.75%, respectively, at June 30, 2010 under our new credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2010, was 3.10%. The Term A loan requires amortization in the form of quarterly scheduled principal payments of $3.75 million per year (or $937,500 per quarter) in each of years one through three of the term, with the remaining balance of $38.75 million due in year four ($937,500 in the first three quarters and the remaining outstanding principal balance due in the fourth and final quarter at maturity). As anticipated, given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At June 30, 2010, we were in compliance with the covenants under our credit facility. At June 30, 2010, we had $253.2 million of borrowings and $5.8 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. As of June 30, 2010, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $1.1 million during the three months ended June 30, 2010 and 2009, respectively and $1.0 million and $2.1 million during the six months ended June 30, 2010 and 2009, respectively.

     Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive (loss) gain” in our condensed consolidated balance sheets and amounted to a gain of $0.8 million, net of taxes, for the six months ended June 30, 2010. The balance remaining in “Accumulated other comprehensive (loss) gain” on May 10, 2010 of $(0.2) million will be reclassified into earnings during the third quarter of 2010 when the swap expires.

     We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $0.6 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively.

7. EQUITY-BASED COMPENSATION

     We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan, each plan as amended. Options issued under these plans, other than the directors stock plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. The compensation committee of our board of directors administers these stock plans.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Cost of revenues	$98	$85	$185	$173
Selling and marketing	405	670	938	1,438
Research and development	232	327	506	647
General and administrative	1,516	1,791	3,329	3,551

Equity-based compensation expense	2,251	2,873	4,958	5,809
Income tax benefits	(698)	(919)	(1,537)	(1,859)

Total equity-based compensation expense, net of tax	$1,553	$1,954	$3,421	$3,950

Restricted Stock Awards

     The fair value of restricted stock awards is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain stock-based awards will be achieved and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compensation expense could be significantly different from what we have recorded in the current period. Our estimated forfeiture rate for restricted stock awards is 1.5%.

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2009 to June 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2009	1,195,271	$11.30
Granted	797,764	8.21
Vested/released	(459,803)	9.80
Forfeited	(27,500)	12.17

Unvested at June 30, 2010	1,505,732	$10.12

     The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2010 and 2009 was $8.21 and $9.79, respectively. The aggregate fair value of restricted stock vested was $1.7 million and $3.4 million for the three and six months ended June 30, 2010, respectively, and $2.9 million and $5.1 million for the three and six months ended June 30, 2009, respectively. We had $10.9 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of approximately two years.

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

     The following table summarizes the stock options activity under our stock plans from December 31, 2009 to June 30, 2010:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2009	562,338	$9.89
Granted	-	-
Exercised	-	-
Expired	(75,168)	11.39

Options outstanding at June 30, 2010	487,170	9.66	2.06	-

Options exercisable at June 30, 2010	487,170	$9.66	2.06	-

     The total intrinsic value of options exercised during the six months ended June 30, 2009 was $1.0 million. As of June 30, 2010, we had no remaining unvested stock options to be recorded as an expense for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2010 and June 30, 2009, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

     Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, outstanding stock options and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, stock options and warrants for the three and six months ended June 30, 2010 and 2009.

     The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net income from continuing operations	$4,400	$8,456	$11,972	$19,771

Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	58,367	58,840	58,294	58,834
Add effect of dilutive securities - unvested restricted shares	390	492	352	440
Add effect of dilutive securities - stock options	17	99	9	122
Add effect of dilutive securities - warrants	-	8	-	4

Weighted-average shares outstanding - diluted	58,774	59,439	58,655	59,400

Basic net income per share from continuing operations	$0.08	$0.14	$0.21	$0.34

Diluted net income per share from continuing operations	$0.07	$0.14	$0.20	$0.33

     The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2010 excludes the effect of an aggregate of 476,466 and 576,146 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2009 excludes the effect of an aggregate of 386,712 and 583,356 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

State Income Tax Matter

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009. We are at a preliminary stage of the process for resolving this dispute with the Georgia Department of Revenue, and we cannot, at this time, reasonably estimate the amount, if any, of taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of the process. We have not accrued any amounts related to this assessment. We are also not able to currently estimate when the administrative procedures and review within the Georgia Department of Revenue will be completed. We believe we have meritorious defenses and will continue to vigorously contest this matter. However, if the Georgia Department of Revenue’s initial position is sustained, the amount assessed would result in a

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

material adjustment to our consolidated financial statements and would adversely impact our financial condition and results of operations. We record costs to resolve this dispute, including legal fees incurred, as “Net legal settlements and related expenses” in our condensed consolidated statements of operations and recorded $0.2 million of such costs in the six months ended June 30, 2010.

Litigation and Claims

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

10. FAIR VALUE MEASUREMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at June 30, 2010 and December 31, 2009 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value. The fair value of our derivative instruments is calculated at the end of each period and carried on our condensed consolidated balance sheets in the appropriate category, as further discussed below.

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

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	June 30, 2010

	Fair Value	Level 1	Level 2	Level 3

Current liabilities:
Interest rate swap	$(574)	$-	$(574)	$-

Total	$(574)	$-	$(574)	$-

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2009

	Fair Value	Level 1	Level 2	Level 3

Current liabilities:
Interest rate swap	$(2,777)	$-	$(2,777)	$-

Total	$(2,777)	$-	$(2,777)	$-

11. DERIVATIVE INSTRUMENTS

     During the three and six months ended June 30, 2010 and 2009, our derivative instruments were limited to interest rate swaps. We use derivative instruments to manage risks related to interest rates. We are exposed to one-month LIBOR interest rate risk on our $325.0 million credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009, and the other will expire in August 2010.

     As of June 30, 2010, our outstanding interest rate swap was no longer designated as a cash flow hedge, as further disclosed in Note 6, and the fair value recorded in “Current Liabilities” totaled $0.6 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively, as disclosed in the fair value table above.

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $2.3 million and $4.4 million for the six months ended June 30, 2010 and 2009, respectively. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. See Note 6 for more detail on the dedesignation of our cash flow hedge.

     During the three and six months ended June 30, 2010 and 2009, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009

Effective portion:
Gain recognized in other comprehensive income, net of tax
effect of $0.2 million and $0.3 million in 2010 and 2009,
respectively	$421	$531

Ineffective portion:
Unrealized gain on change in fair value of interest rate
swaps recognized in other expense	$490	$1,145

Interest expense related to monthly cash settlements:
Interest expense	$(1,126)	$(2,252)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Effective portion:
Gain recognized in other comprehensive income, net of tax
effect of $0.4 million and $0.5 million in 2010 and 2009,
respectively	$798	$876

Ineffective portion:
Unrealized gain on change in fair value of interest rate
swaps recognized in other expense	$974	$2,086

Interest expense related to monthly cash settlements:
Interest expense	$(2,254)	$(4,419)

For further disclosure on our policy for accounting for derivatives and hedges, see Note 6.

12. SEGMENT REPORTING

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net revenues:
North America
PGiMeet solutions	$76,357	$81,175	$153,715	$164,574
Broadcast fax solutions	1,227	1,833	2,453	4,218
Other PGiSend solutions	11,622	13,318	23,294	26,796

Total North America	$89,206	$96,326	$179,462	$195,588

Europe
PGiMeet solutions	$21,334	$21,989	$43,548	$43,589
Broadcast fax solutions	1,507	1,819	3,105	3,687
Other PGiSend solutions	4,791	5,477	9,990	10,824

Total Europe	$27,632	$29,285	$56,643	$58,100

Asia Pacific
PGiMeet solutions	$13,246	$13,545	$26,169	$26,407
Broadcast fax solutions	6,828	7,198	13,746	14,439
Other PGiSend solutions	7,674	7,579	14,971	14,481

Total Asia Pacific	$27,748	$28,322	$54,886	$55,327

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consolidated
PGiMeet solutions	$110,937	$116,709	$223,432	$234,570
Broadcast fax solutions	9,562	10,850	19,304	22,344
Other PGiSend solutions	24,087	26,374	48,255	52,101

Total consolidated	$144,586	$153,933	$290,991	$309,015

Operating income:
North America	$(3,410)	$5,127	$(3,606)	$13,341
Europe	8,582	4,010	18,012	9,643
Asia Pacific	4,884	6,082	9,193	11,985

Total operating income	$10,056	$15,219	$23,599	$34,969

13. RELATED PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature on October 31, 2010. These loans, including accrued interest, are recorded in the equity section of our condensed consolidated balance sheets under the caption “Notes receivable, shareholder.” The principal amount outstanding under all remaining loans owed to us by our chief executive officer is approximately $1.9 million as of June 30, 2010.

14. CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows:

	Six Months Ended June 30,

	2010	2009

Cash paid for interest	$4,500	$7,163
Income tax payments	$6,778	$9,343
Income tax refunds	$1,014	$1,881
Capital lease additions	$3,619	$1,484
Capital expenditures in total current liabilities	$5,951	$4,368
Capitalized interest	$185	$223

     On May 10, 2010, we refinanced our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. We used the initial borrowings of $230.4 million under the new credit facility and $50.0 million of proceeds from the Term A loan to satisfy $268.0 million of outstanding borrowings under the prior credit facility, $2.8 million of certain transaction fees and closing costs and $0.4 million of interest expense related to the prior credit facility, all of which were non-cash transactions. The residual $9.2 million was received in cash. We paid an additional $1.0 million in cash for certain fees and expenses related to the transaction.

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

     Key highlights of our financial and strategic accomplishments for the second quarter and first six months of 2010 include:

  Refinanced our existing credit facility that was scheduled to mature in April 2011 with a new, four- year $325.0 million facility that matures in May 2014;

  Generated 4.2% and 3.7% volume growth in our consolidated net revenues for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009; and

  Decreased our total debt less cash and cash equivalents by 5.8% from $237.3 million at June 30, 2009 to $223.6 million at June 30, 2010.

     Our primary corporate objectives for the remainder of 2010 are focused on continuing to:

  Develop and launch innovative software applications that enable our customers to have more enjoyable and productive virtual meetings;

  Transition our customers to more integrated, online collaboration solutions that provide a simple, intuitive and visually-rich user experience; and

  Transition our sales force to a more consultative, solution-based approach.

     Specifically, in 2010, our strategic plan includes a continued focus on expanding the delivery options for our services beyond our traditional software-as-a-service model in new models, such as dedicated hosting and managed services. We are also focusing on the pending launch of our suite of new online collaboration applications, including iMeet®, which will be the first application launched on our next-generation collaboration platform. iMeet is our proprietary, browser-based online meeting application that combines video, web and audio conferencing along with elements of social networking. It is currently in beta testing and is scheduled to be launched later this year. We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.

     In the first six months of 2010, we generated nearly 41% of our consolidated net revenues in countries outside the United States. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the three and six months ended June 30, 2010 increased our consolidated net revenues by approximately $1.1 million and $5.9 million, respectively, as compared to the same periods in 2009. We estimate that changes in foreign currency exchange rates decreased our consolidated net revenues by $1.8 million during the three months ended June 30, 2010, compared to the three months ended March 31, 2010, and without this foreign currency pressure, our consolidated net revenues would have been $146.4 million in the three months ended June 30, 2010.

     We have historically generated net revenue growth in our PGiMeet solutions. The average rate per minute that we charge our PGiMeet solutions customers continues to decline while total minutes sold continues to increase. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth in our PGiMeet solutions continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Net revenue from our PGiMeet solutions in the three months ended June 30, 2010 and 2009 was $110.9 million and $116.7 million, respectively. Net revenue from our PGiMeet solutions in the six months ended June 30, 2010 and 2009 was $223.4 million and $234.6 million, respectively.

     We have experienced revenue declines in our broadcast fax services, primarily as a result of decreased volume and average selling price, partially offset by fluctuations in foreign currency exchange rates. Net revenue from these services in the three months ended June 30, 2010 and 2009 was $9.6 million and $10.9 million, respectively. Net revenue from these services in the six months ended June 30, 2010 and 2009 was $19.3 million and $22.3 million, respectively. Although we intend to continue to convert these customers to our alternative solutions, we expect this overall revenue decline to continue.

     We have historically used our cash flows from operating activities for debt repayments, acquisitions, capital expenditures and stock repurchases. As of June 30, 2010, borrowings under our credit facility were $253.2 million. On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A Loan. Our new credit facility includes a $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $400.0 million, subject to its term and conditions. See “Capital resources” for a description of our new credit facility.

     In addition, we intend to continue to prudently invest in our PGiMeet solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our large, global enterprise customers and to better attract, engage and acquire small- and medium-size business customers. We currently anticipate an increase in selling and marketing expense in 2010 as compared to 2009 relating to the launch of our suite of new online collaboration applications later this year. We will also continue to evaluate our cost structure in 2010 to ensure that our businesses are operating as efficiently as possible.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three and six months ended June 30, 2010 are not indicative of the results that may be expected for the full fiscal year of 2010 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change

	2010	2009	$	%

Net revenues:
North America
PGiMeet solutions	$76,357	$81,175	(4,818)	(5.9)
Broadcast fax solutions	1,227	1,833	(606)	(33.1)
Other PGiSend solutions	11,622	13,318	(1,696)	(12.7)

Total North America	$89,206	$96,326	(7,120)	(7.4)

Europe
PGiMeet solutions	$21,334	$21,989	(655)	(3.0)
Broadcast fax solutions	1,507	1,819	(312)	(17.2)
Other PGiSend solutions	4,791	5,477	(686)	(12.5)

Total Europe	$27,632	$29,285	(1,653)	(5.6)

Asia Pacific
PGiMeet solutions	$13,246	$13,545	(299)	(2.2)
Broadcast fax solutions	6,828	7,198	(370)	(5.1)
Other PGiSend solutions	7,674	7,579	95	1.3

Total Asia Pacific	$27,748	$28,322	(574)	(2.0)

Consolidated
PGiMeet solutions	$110,937	$116,709	(5,772)	(4.9)
Broadcast fax solutions	9,562	10,850	(1,288)	(11.9)
Other PGiSend solutions	24,087	26,374	(2,287)	(8.7)

Total consolidated	$144,586	$153,933	(9,347)	(6.1)

Operating income:
North America	$(3,410)	$5,127	(8,537)	(166.5)
Europe	8,582	4,010	4,572	114.0
Asia Pacific	4,884	6,082	(1,198)	(19.7)

Total operating income	$10,056	$15,219	(5,163)	(33.9)

Percent of net revenues:
North America	61.7%	62.6%
Europe	19.1%	19.0%
Asia Pacific	19.2%	18.4%

Consolidated net revenues	100.0%	100.0%

	Six Months Ended June 30,		Change

	2010	2009	$	%

Net revenues:
North America
PGiMeet solutions	$153,715	$164,574	(10,859)	(6.6)
Broadcast fax solutions	2,453	4,218	(1,765)	(41.8)
Other PGiSend solutions	23,294	26,796	(3,502)	(13.1)

Total North America	$179,462	$195,588	(16,126)	(8.2)

Europe
PGiMeet solutions	$43,548	$43,589	(41)	(0.1)
Broadcast fax solutions	3,105	3,687	(582)	(15.8)
Other PGiSend solutions	9,990	10,824	(834)	(7.7)

Total Europe	$56,643	$58,100	(1,457)	(2.5)

Asia Pacific
PGiMeet solutions	$26,169	$26,407	(238)	(0.9)
Broadcast fax solutions	13,746	14,439	(693)	(4.8)
Other PGiSend solutions	14,971	14,481	490	3.4

Total Asia Pacific	$54,886	$55,327	(441)	(0.8)

Consolidated
PGiMeet solutions	$223,432	$234,570	(11,138)	(4.7)
Broadcast fax solutions	19,304	22,344	(3,040)	(13.6)
Other PGiSend solutions	48,255	52,101	(3,846)	(7.4)

Total consolidated	$290,991	$309,015	(18,024)	(5.8)

Operating income:
North America	$(3,606)	$13,341	(16,947)	(127.0)
Europe	18,012	9,643	8,369	86.8
Asia Pacific	9,193	11,985	(2,792)	(23.3)

Total operating income	$23,599	$34,969	(11,370)	(32.5)

Percent of net revenues:
North America	61.6%	63.3%
Europe	19.5%	18.8%
Asia Pacific	18.9%	17.9%

Consolidated net revenues	100.0%	100.0%

Consolidated Net Revenues

     The following table details the changes in consolidated net revenues from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended

	Consolidated	North America	Europe	Asia Pacific

June 30, 2009	$153,933	$96,326	$29,285	$28,322
Change in volume	6,476	6,094	1,352	(970)
Change in selling prices	(16,938)	(13,650)	(1,942)	(1,346)
Impact of acquisitions	-	-	-	-
Impact of fluctuations in foreign
currency exchange rates	1,115	436	(1,063)	1,742

June 30, 2010	$144,586	$89,206	$27,632	$27,748

	Six Months Ended

	Consolidated	North America	Europe	Asia Pacific

June 30, 2009	$309,015	$195,588	$58,100	$55,327
Change in volume	11,346	10,397	2,277	(1,328)
Change in selling prices	(35,656)	(27,962)	(4,389)	(3,305)
Impact of acquisitions	346	346	-	-
Impact of fluctuations in foreign
currency exchange rates	5,940	1,093	655	4,192

June 30, 2010	$290,991	$179,462	$56,643	$54,886

     With the exception of our Asia Pacific operating segment, volume and pricing changes have followed similar trends. In North America and Europe, volume increases in our net revenue for the three and six months ended June 30, 2010 from the comparable prior year periods were driven by our PGiMeet solutions, offset in part by volume decreases in our broadcast fax and other PGiSend solutions. The decrease in average selling prices for the three and six months ended June 30, 2010 resulted from a higher mix of large volume enterprise customers and price reductions from existing customers, primarily related to our PGiMeet solutions.

     Our Asia Pacific operating segment has experienced different trends than our North America and Europe operating segments. Volume decreases in our Asia Pacific net revenue for the three and six months ended June 30, 2010 from the same periods in 2009 were driven by declines in all of our solutions. The decrease in average selling prices for the three and six months ended June 30, 2010 was primarily associated with our PGiMeet solutions and broadcast fax services.

Cost of Revenues

	Three Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Cost of revenues:
North America	$40,867	$41,784	(917)	(2.2)
Europe	7,814	10,132	(2,318)	(22.9)
Asia Pacific	13,411	13,712	(301)	(2.2)

Consolidated	$62,092	$65,628	(3,536)	(5.4)

	Six Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Cost of revenues:
North America	$80,065	$84,344	(4,279)	(5.1)
Europe	16,139	19,988	(3,849)	(19.3)
Asia Pacific	26,445	26,666	(221)	(0.8)

Consolidated	$122,649	$130,998	(8,349)	(6.4)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Cost of revenue expense as a percent of net revenues:
North America	45.8%	43.4%	44.6%	43.1%
Europe	28.3%	34.6%	28.5%	34.4%
Asia Pacific	48.3%	48.4%	48.2%	48.2%
Consolidated	42.9%	42.6%	42.1%	42.4%

     Consolidated cost of revenues decreased in the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of savings related to our 2009 restructuring efforts, lower revenues and cost savings realized in our per minute rates from our telecommunications service suppliers. Fluctuations in foreign currency exchange rates resulted in increased consolidated cost of revenues of $0.5 million and $2.0 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

     The increases in North America cost of revenue as a percentage of operating segment net revenue for the three and six months ended June 30, 2010 as compared to the same periods in 2009 were attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet solutions and declines in our broadcast fax, transactional fax and e-mail delivery net revenues, which have a lower variable cost of revenue in North America than our other solutions, partially offset by savings related to our 2009 restructuring efforts. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in increased North America cost of revenue of $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

     The decreases in Europe cost of revenue as a percentage of operating segment net revenue for the three and six months ended June 30, 2010 as compared to the same periods in 2009 were attributable to savings related to our 2009 restructuring efforts, growth in our lower cost of revenue PGiMeet solutions and cost savings realized in our per minute rates from suppliers. Fluctuations in foreign currency exchange rates resulted in decreased Europe cost of revenue of $0.3 million for the three months ended June 30, 2010 as compared to the same period in 2009 and had no impact on the six months ended June 30, 2010 compared to the same period in 2009.

     Asia Pacific cost of revenue as a percentage of operating segment net revenue for the three and six months ended June 30, 2010 did not materially change when compared to the same periods in 2009. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific cost of revenue of $0.7 million and $1.6 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Selling and marketing expenses:
North America	$20,433	$22,422	(1,989)	(8.9)
Europe	7,060	7,621	(561)	(7.4)
Asia Pacific	6,145	5,684	461	8.1

Consolidated	$33,638	$35,727	(2,089)	(5.8)

	Six Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Selling and marketing expenses:
North America	$44,664	$45,846	(1,182)	(2.6)
Europe	14,706	15,775	(1,069)	(6.8)
Asia Pacific	12,672	11,094	1,578	14.2

Consolidated	$72,042	$72,715	(673)	(0.9)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Selling and marketing expenses as a percent of net revenues:
North America	22.9%	23.3%	24.9%	23.4%
Europe	25.6%	26.0%	26.0%	27.2%
Asia Pacific	22.1%	20.1%	23.1%	20.1%
Consolidated	23.3%	23.2%	24.8%	23.5%

     Consolidated selling and marketing expenses decreased for the three and six months ended June 30, 2010 from the same periods in 2009 as a result of the savings related to our 2009 restructuring efforts partially offset by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates resulted in increased selling and marketing expenses of $0.3 million and $1.8 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

     The decrease in North America selling and marketing expenses for the three and six months ended June 30, 2010 was attributable to savings related to our 2009 restructuring efforts partially offset by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in increased North America selling and marketing expenses of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

     The decrease in Europe selling and marketing expenses for the three and six months ended June 30, 2010 was attributable to savings related to our 2009 restructuring efforts. Fluctuations in foreign currency exchange rates resulted in decreased Europe selling and marketing expenses of $0.3 million for the three months ended June 30, 2010 and increased selling and marketing expenses of $0.2 million for the six months ended June 30, 2010 as compared to the same periods in 2009.

     The increase in Asia Pacific selling and marketing expenses for the three and six months ended June 30, 2010 was primarily attributable to the strengthening of the Australian Dollar against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific selling and marketing expenses of $0.5 million and $1.4 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

General and Administrative Expenses

	Three Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
General and administrative expenses:
North America	$11,499	$11,464	35	0.3
Europe	2,648	2,923	(275)	(9.4)
Asia Pacific	2,503	1,921	582	30.3

Consolidated	$16,650	$16,308	342	2.1

	Six Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
General and administrative expenses:
North America	$22,743	$22,296	447	2.0
Europe	5,408	5,641	(233)	(4.1)
Asia Pacific	4,955	3,922	1,033	26.3

Consolidated	$33,106	$31,859	1,247	3.9

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

General and administrative expenses as a percent of net revenues:
North America	12.9%	11.9%	12.7%	11.4%
Europe	9.6%	10.0%	9.5%	9.7%
Asia Pacific	9.0%	6.8%	9.0%	7.1%
Consolidated	11.5%	10.6%	11.4%	10.3%

     Consolidated general and administrative expenses increased for the three and six months ended June 30, 2010 from the same periods in 2009 as a result of strengthening of various currencies to the U.S. Dollar and an increase in consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our suppliers. Fluctuations in foreign currency exchange rates resulted in increased general and administrative expenses of $0.1 million and $0.6 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

     The increase in North America general and administrative expenses for the three and six months ended June 30, 2010 was attributable to increased bad debt expense.

     The decrease in Europe general and administrative expenses for the three and six months ended June 30, 2010 was attributable to savings realized from our 2009 restructuring efforts partially offset by consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our suppliers. Fluctuations in foreign currency exchange rates resulted in decreased Europe general and administrative expenses of $0.1 million for the three months ended June 30, 2010 and increased Europe general and administrative expenses of $0.1 million for the six months June 30, 2010, as compared to the same periods in 2009.

     The increase in Asia Pacific general and administrative expenses for the three and six months ended June 30, 2010 was attributable to the strengthening of the Australian Dollar against the U.S. Dollar and consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our suppliers. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific general and administrative expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

Research and Development Expenses

     Consolidated research and development expense as a percentage of consolidated net revenues was 3.2% and 2.7% for the three months ended June 30, 2010 and 2009, respectively, and 3.3% and 2.6% for the six months ended June 30, 2010 and 2009, respectively. Consolidated research and development expenses increased $0.5 million and $1.5 million to $4.6 million and $9.5 million for the three and six months ended June 30, 2010, respectively, compared with $4.1 million and $8.0 million for the same periods in 2009. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

     Equity-based compensation expense for restricted stock awards was included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$98	$85	$185	$173
Selling and marketing	405	670	938	1,438
Research and development	232	327	506	647
General and administrative	1,516	1,791	3,329	3,551

Equity-based compensation expense	$2,251	$2,873	$4,958	$5,809

Depreciation Expense

	Three Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Depreciation expense:
North America	$8,396	$7,523	873	11.6
Europe	895	926	(31)	(3.3)
Asia Pacific	704	642	62	9.7

Consolidated	$9,995	$9,091	904	9.9

	Six Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Depreciation expense:
North America	$16,610	$14,706	1,904	12.9
Europe	1,856	1,758	98	5.6
Asia Pacific	1,409	1,258	151	12.0

Consolidated	$19,875	$17,722	2,153	12.1

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Depreciation expense as a percent of net revenues:
North America	9.4%	7.8%	9.3%	7.5%
Europe	3.2%	3.2%	3.3%	3.0%
Asia Pacific	2.5%	2.3%	2.6%	2.3%
Consolidated	6.9%	5.9%	6.8%	5.7%

     Consolidated depreciation expense increased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Amortization expense:
North America	$1,451	$2,314	(863)	(37.3)
Europe	380	406	(26)	(6.4)
Asia Pacific	66	57	9	15.8

Consolidated	$1,897	$2,777	(880)	(31.7)

	Six Months Ended June 30,		Change

	2010	2009	$	%

	(in thousands)
Amortization expense:
North America	$3,233	$4,855	(1,622)	(33.4)
Europe	792	795	(3)	(0.4)
Asia Pacific	133	107	26	24.3

Consolidated	$4,158	$5,757	(1,599)	(27.8)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Amortization expense as a percent of net revenues:
North America	1.6%	2.4%	1.8%	2.5%
Europe	1.4%	1.4%	1.4%	1.4%
Asia Pacific	0.2%	0.2%	0.2%	0.2%
Consolidated	1.3%	1.8%	1.4%	1.9%

     Consolidated amortization expense decreased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 as a result of the decrease in amortization expense in North America related to customer list and non-compete intangible assets from acquisitions made in 2004 that have become fully amortized, partially offset by intangible amortization expense resulting from our 2009 acquisitions.

Restructuring Costs

     Consolidated restructuring costs were $3.2 million and $4.7 million, or 2.2% and 3.0% of consolidated revenues, for the three months ended June 30, 2010 and 2009, respectively, and $3.2 million and $6.3 million, or 1.1% and 2.0% of consolidated revenues, for the six months ended June 30, 2010 and 2009, respectively.

Realignment of Workforce – 2010

     During the three months ended June 30, 2010, we executed a restructuring plan to consolidate and streamline various functions of our work force, and we discontinued a non-core e-mail platform. We incurred restructuring costs of $2.2 million and asset impairment charges of $1.8 million associated with these efforts. As part of these consolidations, we eliminated approximately 75 positions. During the three months ended June 30, 2010, we recorded total severance and exit costs of $2.1 million. Additionally, during the three months ended June 30, 2010, we recorded $0.1 million of lease termination costs associated with an office location in North America. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $2.1 million in North America, including $0.6 million related to the discontinued e-mail platform noted above, and $0.1 million in Europe. Our reserve for the 2010 restructuring costs was $2.0 million at

June 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next 18 months.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Severance costs for 2009 included $0.4 million associated with the decision to divest our PGiMarket business. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. In the six months ended June 30, 2010, we adjusted the initially recorded charges for North America by $0.6 million and $0.5 million for severance-related costs and lease termination costs, respectively, and for Europe by $(0.5) million for severance-related costs. Our reserve for the 2009 restructuring costs was $4.7 million at June 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next nine years.

Realignment of Workforce – Prior to 2009

     Our remaining reserve for restructuring costs incurred prior to 2009 is associated with lease termination costs and totaled $3.8 million at June 30, 2010. During the year ended December 31, 2009, we revised assumptions used in determining the estimated costs associated with these lease terminations incurred prior to 2009. As a result, we recorded an additional $3.2 million of lease termination costs. During the six months ended June 30, 2010, we made additional adjustments of $0.3 million. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. We anticipate these remaining lease termination costs will be paid over the next six years.

Net Legal Settlements and Related Expenses

     Net legal settlements and related expenses for the three and six months ended June 30, 2010 were attributable to legal fees incurred during the defense of the state income tax matter described in Note 9.

Acquisition-Related Costs

     During the three months ended June 30, 2010 and 2009, we expensed $0.1 million and $0.2 million, respectively, in acquisition-related costs. During the six months ended June 30, 2010 and 2009, we expensed $0.3 million and $0.6 million, respectively, in acquisition-related costs. We allocated similar costs in years prior to 2009 to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

     Interest expense was $4.3 million and $3.8 million in the three months ended June 30, 2010 and 2009, respectively, and was $7.1 million and $7.8 million in the six months ended June 30, 2010 and 2009, respectively. Interest expense increased during the three months ended June 30, 2010 as a result of increased interest rates on our new credit facility due to general credit market conditions, $0.2 million of debt issuance cost related to our prior credit facility written off in the current quarter, and $0.6 million of excise tax interest incurred during the current quarter, partially offset with the expiration of one of our interest rate swaps in August 2009. We had $153.2 million and $67.8 million of outstanding borrowings on our credit facility subject to interest rate risk at June 30, 2010 and 2009, respectively. Our effective interest rate on the U.S. Dollar amount of this portion of our existing credit facility was 3.10% and 1.56% at June 30, 2010 and 2009, respectively. As of June 30, 2010, we have one $100.0 million interest rate swap outstanding which has a fixed rate of 4.75% and expires in August 2010. The weighted-average outstanding balance on our credit facility was $268.5 million and $288.0 million for the three months ended June 30, 2010 and 2009, respectively, and $268.3 million and $288.0 million in the six months ended June 30, 2010 and 2009, respectively. The decrease in our weighted-average debt outstanding is attributable to our concerted efforts to reduce our outstanding debt, partially offset by debt issuance costs that we incurred in connection with our new credit facility.

Income Tax Expense

     Income tax expense for the three and six months ended June 30, 2010 was $1.8 million and $5.4 million, respectively, compared to $4.1 million and $9.6 million for the three and six months ended June 30, 2009, respectively. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010.

     Our unrecognized tax benefit of $5.7 million at each of June 30, 2010 and December 31, 2009, if recognized, would affect our annual effective tax rate. The unrecognized tax benefit at June 30, 2010 is included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months.

Discontinued Operations

     On November 5, 2009, we completed the sale of our PGiMarket business. Prior period results have been reclassified to present this business as discontinued operations.

     The following amounts associated with our PGiMarket business have been segregated from continuing operations and are reflected as discontinued operations for three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Net revenue from discontinued operations	$758	$1,547

Operating loss	(1,068)	(2,800)
Income tax benefit	396	1,037

Loss from discontinued operations, net of taxes	$(672)	$(1,763)

Liquidity and Capital Resources

     At June 30, 2010, we had utilized $259.0 million of our $325.0 million credit facility, with $253.2 million in borrowings and $5.8 million in letters of credit outstanding. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2010, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010. See Note 6 for more detail on our credit facility and interest rate swap.

     At the scheduled maturity of our credit facility in May 2014 or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

     As of June 30, 2010, we had $42.3 million in cash and equivalents compared to $41.4 million as of December 31, 2009. Cash balances residing outside of the United States as of June 30, 2010 were $41.1 million compared to $40.4 million as of December 31, 2009. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

     Consolidated operating cash flows were $32.6 million and $44.8 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily attributable to lower net income and higher payments for restructuring costs in 2010 compared to 2009.

Cash used in investing activities

     Consolidated investing activities used cash of $19.6 million and $30.5 million for the six months ended June 30, 2010 and 2009, respectively. The principal use of cash in investing activities for the six months ended June 30, 2010 related to $19.2 million of capital expenditures. The principal uses of cash in investing activities for the six months ended June 30, 2009 included $22.8 million of capital expenditures and $7.9 million related to our 2009 acquisitions.

Cash provided by financing activities

     Consolidated financing activities used cash of $9.9 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. The primary uses of cash for financing activities in the six months ended June 30, 2010 included $7.9 million of net payments on our credit facility, $1.0 million of payment of debt issuance cost and $1.0 million in treasury stock purchases. Cash provided by financing activities in the six months ended June 30, 2009 included $0.6 million of proceeds from stock option exercises and $0.3 million from excess tax benefits from share-based payment arrangements, offset by $4.0 million of treasury stock purchases.

Off-balance sheet arrangements

     At June 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011. Our new credit facility includes a $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $400.0 million, subject to its terms and conditions. Our subsidiary ATS is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.75% and 2.75%, respectively, at June 30, 2010 under our new credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2010, was 3.10%. The Term A loan requires amortization in the form of quarterly scheduled principal payments of $3.75 million per year (or $937,500 per quarter) in each of years one through three of the term, with the remaining balance of $38.75 million due in year four ($937,500 in the first three quarters and the remaining outstanding principal balance due in the fourth and final quarter at maturity). As anticipated, given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At June 30, 2010, we were in compliance with the covenants under our credit facility. At June 30, 2010, we had $253.2 million of borrowings and $5.8 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. As of June 30, 2010, we have one $100.0 million interest rate swap outstanding, which has a fixed rate of 4.75% and expires in August 2010.

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010 we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $1.1 million during the three months ended June 30, 2010 and 2009, respectively and $1.0 million and $2.1 million during the six months ended June 30, 2010 and 2009, respectively.

     Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive (loss) gain” in our condensed consolidated balance sheets and amounted to a gain of $0.8 million, net of taxes, for the six months ended June 30, 2010. The balance remaining in “Accumulated other comprehensive (loss) gain” on May 10, 2010 of $(0.2) million will be reclassified into earnings during the third quarter of 2010 when the swap expires.

     We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $0.6 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively.

Liquidity

     At June 30, 2010, we had $42.3 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the six months ended June 30, 2010. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual consolidated net revenues) and to fund research and development costs for new services and enhancements to existing services (which historically have been 2% to 3% of annual consolidated net revenues). Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions and stock repurchases. At June 30, 2010, we had $66.0 million of available credit on our $325.0 million credit facility, without regard to the uncommitted $75.0 million of the accordion feature.

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

  Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and Part II, Item IA. “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2010; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.75% and extend the maturity to August 16, 2010. As of June 30, 2010, we have one $100.0 million swap outstanding. This interest rate swap effectively converts the interest payments of $100.0 million of our LIBOR-based borrowings to a fixed rate.

     At June 30, 2010, we had borrowings of approximately $153.2 million outstanding under our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.5 million based on our June 30, 2010 debt level.

     We generated approximately 41% of our consolidated net revenues and 33% of our operating expenses in countries outside of the United States in the six months ended June 30, 2010. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2010, we had debt outstanding of CA$2.7 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the six months ended June 30, 2010 by approximately $11.9 million, $8.9 million and $0.3 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at June 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and Part II, Item IA. “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2010 include a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in these reports.

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

Date: August 9, 2010	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine

David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendatory Agreement #1 to the Premiere Global Services, Inc. 401(K) Plan, dated May 26, 2009
10.2	Amendment to the Premiere Global Services, Inc. 401(K) Plan, dated June 16, 2009.
10.3	Amendment to the Premiere Global Services, Inc. 401(K) Plan, dated September 29, 2009.
10.4	Amendatory Agreement #3 to the Premiere Global Services, Inc. 401(K) Plan, dated February 16, 2010
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.