Form 10-Q
period 2010-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2010-11-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $0.01 par value	60,363,759 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$47,319	$41,402
Accounts receivable (less allowances of $1,484 and $1,702, respectively)	94,882	89,906
Prepaid expenses and other current assets	15,389	10,735
Deferred income taxes, net	7,132	7,261

Total current assets	164,722	149,304

PROPERTY AND EQUIPMENT, NET	139,292	137,235

OTHER ASSETS
Goodwill	354,145	354,609
Intangibles, net of amortization	18,798	24,840
Deferred income taxes, net	3,697	2,703
Restricted cash	111	103
Other assets	12,169	9,432

Total assets	$692,934	$678,226

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$45,489	$51,502
Income taxes payable	4,505	4,507
Accrued taxes, other than income taxes	6,988	6,947
Accrued expenses	26,336	28,543
Current maturities of long-term debt and capital lease obligations	7,792	3,596
Accrued restructuring costs	8,339	7,765

Total current liabilities	99,449	102,860

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	257,089	262,927
Accrued restructuring costs	4,004	5,392
Accrued expenses	19,632	17,133
Deferred income taxes, net	8,708	8,872

Total long-term liabilities	289,433	294,324

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 60,407,208 and 59,392,311 shares issued and outstanding, respectively	604	594
Additional paid-in capital	550,099	544,896
Notes receivable, shareholder	(1,895)	(1,814)
Accumulated other comprehensive gain	8,313	6,217
Accumulated deficit	(253,069)	(268,851)

Total shareholders' equity	304,052	281,042

Total liabilities and shareholders' equity	$692,934	$678,226

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net revenues	$142,254	$148,002	$433,245	$457,017
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	60,970	64,471	183,619	195,469
Selling and marketing	33,253	34,540	105,295	107,255
General and administrative (exclusive of expenses shown separately below)	16,626	16,655	49,732	48,514
Research and development	4,861	4,575	14,348	12,558
Excise and sales tax expense	–	–	439	–
Depreciation	9,817	9,458	29,692	27,180
Amortization	1,681	2,515	5,839	8,272
Restructuring costs	4,997	13,304	8,183	19,585
Asset impairments	489	3,615	2,431	3,615
Net legal settlements and related expenses	83	51	275	212
Acquisition-related costs	–	41	316	612

Total operating expenses	132,777	149,225	400,169	423,272

Operating income (loss)	9,477	(1,223)	33,076	33,745

Other (expense) income:
Interest expense	(3,183)	(3,286)	(10,306)	(11,077)
Unrealized gain on change in fair value of interest rate swaps	254	786	1,228	2,872
Interest income	38	86	109	266
Other, net	(1,064)	(220)	(1,235)	(310)

Total other expense	(3,955)	(2,634)	(10,204)	(8,249)

Income (loss) from continuing operations before income taxes	5,522	(3,857)	22,872	25,496
Income tax expense	1,712	699	7,090	10,279

Net income (loss) from continuing operations	3,810	(4,556)	15,782	15,217

Loss on discontinued operations, net of taxes	–	(8,060)	–	(9,824)

Net income (loss)	$3,810	$(12,616)	$15,782	$5,393

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	58,548	59,049	58,380	58,907

Basic net income (loss) per share
Continuing operations	$0.07	$(0.08)	$0.27	$0.26
Discontinued operations	–	(0.14)	–	(0.17)

Net income (loss) per share	$0.07	$(0.21)	$0.27	$0.09

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	58,898	59,049	58,737	59,457

Diluted net income (loss) per share
Continuing operations	$0.06	$(0.08)	$0.27	$0.26
Discontinued operations	–	(0.14)	–	(0.17)

Net income (loss) per share	$0.06	$(0.21)	$0.27	$0.09

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock Issued	Additional Paid -In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Shareholders' Equity

BALANCE, December 31, 2009	$594	$544,896	$(1,814)	$(268,851)	$6,217	$281,042

Comprehensive income, net of taxes:
Net income	–	–	–	15,782	–	15,782
Translation adjustments, net of taxes	–	–	–	–	1,087	1,087
Change in unrealized loss on derivatives, net of taxes	–	–	–	–	1,009	1,009

Comprehensive income, net of taxes						17,878

Issuance of common stock:
Equity-based compensation	–	7,239	–	–	–	7,239
Redemption of restricted shares, net	10	(1,594)	–	–	–	(1,584)
Income tax deficiency from equity awards	–	(442)	–	–	–	(442)
Interest related to notes receivable, shareholder	–	–	(81)	–	–	(81)

BALANCE, September 30, 2010	$604	$550,099	$(1,895)	$(253,069)	$8,313	$304,052

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,782	$5,393
Loss from discontinued operations, net of taxes	–	9,824

Net income from continuing operations	15,782	15,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,692	27,180
Amortization	5,839	8,272
Amortization of debt issuance costs	667	455
Write-off of unamortized debt issuance costs	161	–
Net legal settlements and related expenses	275	212
Payments for legal settlements and related expenses	(213)	–
Deferred income taxes, net of effect of acquisitions	(1,228)	(4,468)
Restructuring costs	8,183	19,585
Payments for restructuring costs	(8,823)	(4,790)
Asset impairments	2,431	3,615
Equity-based compensation	7,194	8,324
Excess tax benefits from share-based payment arrangements	(2)	(311)
Unrealized gain on change in fair value of interest rate swaps	(1,228)	(2,872)
Provision for doubtful accounts	1,110	707
Changes in working capital	(10,731)	(484)

Net cash provided by operating activities from continuing operations	49,109	70,642

Net cash used in operating activities from discontinued operations	–	(2,251)

Net cash provided by operating activities	49,109	68,391

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30,512)	(32,100)
Other investing activities	(210)	101
Business acquisitions, net of cash acquired	(491)	(8,151)

Net cash used in investing activities from continuing operations	(31,213)	(40,150)

Net cash used in investing activities from discontinued operations	–	(2,616)

Net cash used in investing activities	(31,213)	(42,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(120,605)	(167,207)
Proceeds from borrowing arrangements	110,844	153,316
Payment of debt issuance costs	(1,165)	(147)
Repayment of shareholders notes	–	93
Excess tax benefits from share-based payment arrangements	2	311
Purchase of treasury stock, at cost	(1,638)	(4,681)
Exercise of stock options	–	554

Net cash used in financing activities	(12,562)	(17,761)

Effect of exchange rate changes on cash and equivalents	583	1,689

NET INCREASE IN CASH AND EQUIVALENTS	5,917	9,553

CASH AND EQUIVALENTS, beginning of period	41,402	27,535

CASH AND EQUIVALENTS, end of period	$47,319	$37,088

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     Premiere Global Services, Inc., or PGi, is a global application software and services company that enables real-time, virtual meetings. For nearly 20 years, we have innovated new technologies that advance the way people connect and collaborate. PGi has a global presence in 24 countries in our three segments in North America, Europe and Asia Pacific.

     Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2010 are not indicative of the results that may be expected for the full fiscal year of 2010 or for any other interim period. Financial results for the three and nine months ended September 30, 2010 and 2009 discussed herein include the PGiSend business. Beginning in the fourth quarter of 2010, PGiSend financial results will be included in discontinued operations and our continuing operations will reflect only our PGiMeet solutions. Prior period results will be reclassified to present the PGiSend business as discontinued operations. See Note 15 for a discussion of the sale of our PGiSend business. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not included in this quarterly report.

2. SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

     The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive gain” component of shareholders’ equity of our condensed consolidated balance sheets. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these balances are recorded in the “Accumulated other comprehensive gain” component of shareholders’ equity in our condensed consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at September 30, 2010 and December 31, 2009 was earned but unbilled revenue of $11.0 million and $8.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.3 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. Provision for doubtful accounts was $1.1 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million and $0.1 million in the three months ended September 30, 2010 and 2009, respectively. Write-offs against the allowance for doubtful accounts were $1.3 million and $1.1 million in the nine months ended September 30, 2010 and 2009, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Sales Tax and Excise Tax

     Historically, we have collected and remitted state sales tax from our non-PGiMeet solutions customers in applicable states, but we have not collected and remitted state sales tax from our PGiMeet solutions customers in all applicable jurisdictions. In addition, certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation. At September 30, 2010 and December 31, 2009, we had reserved $4.0 million and $4.4 million, respectively, for certain state sales and excise tax contingencies. These reserved amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. During the nine months ended September 30, 2010, we made aggregate payments of $1.2 million related to the settlement of certain of these state sales tax contingencies.

Income Taxes

     Income tax expense for the three and nine months ended September 30, 2010 was $1.7 million and $7.1 million, respectively, compared to $0.7 million and $10.3 million for the three and nine months ended September 30, 2009, respectively. The decline in income tax expense during the nine months ended September 30, 2010 compared to the same period in the prior year was primarily related to the decrease in income from continuing operations in 2010.

     Our unrecognized net tax benefit of $5.7 million at each of September 30, 2010 and December 31, 2009, if recognized, would affect our annual effective tax rate. The unrecognized net tax benefit at September 30, 2010 is included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized net tax benefit to change significantly over the next 12 months.

Treasury Stock

     All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the nine months ended September 30, 2010, we did not repurchase any of our common stock in the open market pursuant to our board-approved stock repurchase program. During the nine months ended September 30, 2009, we repurchased 375,800 shares of our common stock for $2.7 million in the open market pursuant to our board-approved stock repurchase program.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     During the nine months ended September 30, 2010 and 2009, we redeemed 217,901 and 241,877 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.6 million and $2.0 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income (loss) was $17.4 million and $(3.2) million for the three months ended September 30, 2010 and 2009, respectively, and $17.9 million and $20.8 million for the nine months ended September 30, 2010 and 2009, respectively. The primary differences between net income, as reported and comprehensive income are foreign currency translation adjustments, net of taxes, and changes in unrealized loss on derivatives, net of taxes.

Software Development Costs

     We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software was $3.0 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively, and was $8.9 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $158.9 million and $136.8 million as of September 30, 2010 and December 31, 2009, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Goodwill

     Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, from December 31, 2009 to September 30, 2010 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill:
Gross value at December 31, 2009	$397,763	$44,585	$4,684	$447,032
Accumulated impairment losses	(92,423)	–	–	(92,423)

Carrying value at December 31, 2009	305,340	44,585	4,684	354,609
Impact of currency fluctuations	457	(1,273)	352	(464)
Change in impairment losses	–	–	–	–

Carrying value at September 30, 2010	$305,797	$43,312	$5,036	$354,145

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Goodwill is not subject to amortization but is subject to periodic reviews for impairment.

Other Intangible Assets

     Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Customer lists	132,747	(118,222)	14,525	$132,704	$(112,975)	$19,729
Non-compete agreements	6,103	(4,599)	1,504	6,087	(3,974)	2,113
Developed technology	39,626	(39,588)	38	39,626	(39,421)	205
Other	2,842	(111)	2,731	2,855	(62)	2,793

Total other intangible assets	181,318	(162,520)	18,798	$181,272	$(156,432)	$24,840

     We record fees incurred for the development of patents and trademarks in prepaid expenses and other current assets in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We have $0.9 million and $0.6 million of these assets recorded as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, we recorded asset impairments of $0.3 million associated with the abandonment of certain patents and trademarks in various stages of approval.

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated amortization expense related to our other intangible assets for the full year 2010 and the next four years is as follows (in thousands):

Year	Estimated Amortization Expense

2010	$7,491
2011	$5,987
2012	$3,607
2013	$1,210
2014	$ 848

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

3. RESTRUCTURING COSTS

     Consolidated restructuring costs at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Balance at					Balance at
	December 31,		Cash	Equity	Non -	September 30,
	2009	Provisions	Payments	Released	cash	2010

Accrued restructuring costs:
Severance and exit costs	$5,492	$6,206	$(6,750)	$(248)	$49	$4,749
Contractual obligations	7,665	1,977	(2,073)	–	25	7,594

Total restructuring costs	$13,157	$8,183	$(8,823)	$(248)	$74	$12,343

Realignment of Workforce – 2010

     During the second quarter of 2010, we recorded $2.2 million of restructuring charges and $1.8 million of asset impairment associated with efforts to consolidate and streamline various functions of our work force. During the three months ended September 30, 2010, we continued our restructuring efforts initiated in the second quarter of 2010 and, as part of these consolidations, we eliminated approximately 60 positions and incurred total restructuring costs of $4.4 million. During the three months ended September 30, 2010, we recorded total severance and exit costs of $4.0 million. Additionally, we recorded $0.4 million of lease termination costs associated with an office location in Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $2.7 million in North America, $0.8 million in Asia Pacific, and $0.9 million in Europe. In the three months ended September 30, 2010, we adjusted the initially recorded charges for North America by $0.2 million. Our reserve for the 2010 restructuring costs was $4.6 million at September 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next 30 months.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Severance costs for 2009 included $0.4 million associated with the decision to divest our e-mail marketing business, PGiMarket. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. In the nine months ended September 30, 2010, we adjusted the initially recorded charges for North America by $1.1

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million and $0.6 million for lease termination costs and severance-related cost, respectively, and for Europe by $(0.7) million for severance-related costs. Our reserve for the 2009 restructuring costs was $4.2 million at September 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next eight years.

Realignment of Workforce – Prior to 2009

     Our remaining reserve for restructuring costs incurred prior to 2009 is associated with lease termination costs and totaled $3.5 million at September 30, 2010. During the year ended December 31, 2009, we revised assumptions used in determining the estimated costs associated with these lease terminations incurred prior to 2009. As a result, we recorded an additional $3.2 million of lease termination costs. During the nine months ended September 30, 2010, we made additional adjustments of $0.3 million. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. We anticipate these remaining lease termination costs will be paid over the next six years.

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

     The following amounts associated with our PGiMarket business have been segregated from continuing operations and are reflected as discontinued operations for three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Net revenue from discontinued operations	$849	$2,396

Operating loss	(1,171)	(3,971)
Loss on disposal	(7,322)	(7,322)
Income tax benefit	433	1,469

Loss from discontinued operations, net of taxes	$(8,060)	$(9,824)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. INDEBTEDNESS

     Long-term debt and capital lease obligations at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Borrowings on credit facility	$252,909	$254,880
Capital lease obligations	11,972	11,643

Subtotal	264,881	266,523
Less current portion	(7,792)	(3,596)

Total long-term debt and capital lease obligations	$257,089	$262,927

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011. Our new credit facility includes an uncommitted $75.0 million accordion feature, which allowed for additional credit commitments up to a maximum of $400.0 million (including our $50.0 million Term A loan) subject to its terms and conditions. In October 2010, we amended our credit agreement and retired our $50.0 million Term A loan, which reduced the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. See Note 15 for further details. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.75% and 2.75%, respectively, at September 30, 2010 under our new credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2010, was 3.0%. As anticipated, given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At September 30, 2010, we were in compliance with the covenants under our credit facility. At September 30, 2010, we had $252.9 million of borrowings and $5.8 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of September 30, 2010, we do not have any outstanding interest rate swaps.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.3 million and $0.8 million during the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $2.9 million during the nine months ended September 30, 2010 and 2009, respectively.

     Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive gain” in our condensed consolidated balance sheets and amounted to a gain of $1.0 million, net of taxes, for the nine months ended September 30, 2010.

     We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. As of September 30, 2010, our swaps have all expired, and no related balance is carried on our balance sheet. The amount recognized in current liabilities was $2.8 million at December 31, 2009.

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

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$79	$135	$264	$308
Selling and marketing	475	287	1,413	1,725
Research and development	201	339	707	985
General and administrative	1,481	1,757	4,810	5,306

Equity-based compensation expense	2,236	2,518	7,194	8,324
Income tax benefits	(693)	(818)	(2,230)	(2,705)

Total equity-based compensation expense, net of tax	$1,543	$1,700	$4,964	$5,619

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2009 to September 30, 2010:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	1,195,271	$11.30
Granted	1,273,398	7.52
Vested/released	(767,302)	10.12
Forfeited	(40,600)	11.78

Unvested at September 30, 2010	1,660,767	$8.95

     The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2010 and 2009 was $7.52 and $9.76, respectively. The aggregate fair value of restricted stock vested was $2.2 million and $5.6 million for the three and nine months ended September 30, 2010, respectively, and $2.1 million and $7.2 million for the three and nine months ended September 30, 2009, respectively. We had $11.5 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of approximately two years.

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

     The following table summarizes the stock options activity under our stock plans from December 31, 2009 to September 30, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(in years)	Value

Options outstanding at December 31, 2009	562,338	$9.89
Granted	–	–
Exercised	–	–
Expired	(92,502)	11.13

Options outstanding at September 30, 2010	469,836	9.65	1.76	–

Options exercisable at September 30, 2010	469,836	$9.65	1.76	–

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $1.0 million. As of September 30, 2010, we had no remaining unvested stock options to be recorded as an expense for future periods.

8.  EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2010 and September 30, 2009, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

     Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, outstanding stock options and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, stock options and warrants for the three and nine months ended September 30, 2010 and 2009.

     The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$3,810	$(4,556)	$15,782	$15,217

Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	58,548	59,049	58,380	58,907
Add effect of dilutive securities - unvested restricted shares	350	–	351	440
Add effect of dilutive securities - stock options	–	–	6	107
Add effect of dilutive securities - warrants	–	–	–	3

Weighted-average shares outstanding - diluted	58,898	59,049	58,737	59,457

Basic net income (loss) per share from continuing operations	$0.07	$(0.08)	$0.27	$0.26

Diluted net income (loss) per share from continuing operations	$0.06	$(0.08)	$0.27	$0.26

     The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2010 excludes the effect of an aggregate of 1.6 million and 0.9 million restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2009 excludes the effect of an aggregate of 1.1 million and 0.6 million restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

State Corporate Tax Matter

     On August 6, 2010, one of our former subsidiaries, Xpedite Systems, Inc. (now known as Xpedite Systems, LLC) that was included in the sale of our PGiSend business to EasyLink Services International Corporation completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. Xpedite intends to vigorously contest the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in an adjustment to our consolidated financial statements and could impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with the PGiSend sale.

State Income Tax Matter

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009. We are at a preliminary stage of the process for resolving this dispute with the Georgia Department of Revenue, and we cannot, at this time, reasonably estimate the amount, if any, of taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of the process. We have not accrued any amounts related to this assessment. We are also not able to currently estimate when the administrative procedures and review within the Georgia Department of Revenue will be completed. We believe we have meritorious defenses and will continue to vigorously contest this matter. However, if the Georgia Department of Revenue’s initial position is sustained, the amount assessed would result in a material adjustment to our consolidated financial statements and would adversely impact our financial condition and results of operations. We record costs to resolve this dispute, including legal fees incurred, as “Net legal settlements and related expenses” in our condensed consolidated statements of operations and recorded $0.3 million of such costs in the nine months ended September 30, 2010.

Litigation and Claims

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

10. FAIR VALUE MEASUREMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at September 30, 2010 and December 31, 2009 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value. The fair value of our derivative instruments is calculated at the end of each period and carried on our condensed consolidated balance sheets in the appropriate category, as further discussed below.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recurring Fair Value Measurement

     We valued our interest rate swaps using a market approach based on interest rate yield curves observable in market transactions. The fair value of our interest rate swaps was based on models whose inputs are observable; therefore, the fair value of these financial instruments was based on Level 2 inputs. As of September 30, 2010, our interest rate swaps have all expired and no balance is carried on our condensed consolidated balance sheet.

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Current liabilities:
Interest rate swap	$(2,777)	$ –	$(2,777)	$ –

Total	$(2,777)	$ –	$(2,777)	$ –

Non-recurring Fair Value Measurement

     During the three month ended September 30, 2010, we measured certain non-financial assets at fair value due to an impairment made necessary by market conditions. The following table depicts the non-recurring fair value measurements discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived (in thousands):

	September 30, 2010
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Land, building and improvements	$1,893	$ –	$1,893	$ –	$322

Total	$1,893	$ –	$1,893	$ –	$322

     During the three months ended September 30, 2010, one of our facilities in Europe with a carrying amount of $2.2 million, including land, building and improvements, was written down to its fair value of $1.9 million, resulting in an impairment charge of $0.3 million which was included in earnings for the period. The fair value as of September 30, 2010 is based on quoted prices for similar assets in the market.

11. DERIVATIVE INSTRUMENTS

     During the three and nine months ended September 30, 2010 and 2009, our derivative instruments were limited to interest rate swaps. We have used derivative instruments from time to time to manage risks related to interest rates. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009 and the other expired in August 2010, so there is no associated asset or liability on our condensed consolidated balance sheet as of September 30, 2010. As of December 31, 2009, the fair value recorded in “Current Liabilities” totaled $2.8 million, as disclosed in the fair value table above.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $3.0 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap, which expired in August 2010.

     During the three and nine months ended September 30, 2010 and 2009, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Effective portion:
Gain recognized in other comprehensive income, net of tax in 2010 and 2009, effect of $0.1 million and $0.2 million respectively	$211	$365

Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps recognized in other expense	$254	$786

Interest expense related to monthly cash settlements:
Interest expense	$(575)	$(1,753)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Effective portion:
Gain recognized in other comprehensive income, net of tax effect of $0.5 million and $0.7 million in 2010 and 2009, respectively	$1,009	$1,241

Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps recognized in other expense	$1,228	$2,872

Interest expense related to monthly cash settlements:
Interest expense	$(2,828)	$(6,172)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
North America
PGiMeet solutions	$76,469	$76,620	$230,184	$241,193
Broadcast fax solutions	1,059	1,637	3,512	5,856
Other PGiSend solutions	11,184	13,047	34,478	39,841

Total North America	$88,712	$91,304	$268,174	$286,890

Europe
PGiMeet solutions	$19,635	$20,807	$63,183	$64,396
Broadcast fax solutions	1,025	1,715	4,130	5,401
Other PGiSend solutions	4,605	5,506	14,595	16,331

Total Europe	$25,265	$28,028	$81,908	$86,128

Asia Pacific
PGiMeet solutions	$13,392	$13,977	$39,561	$40,384
Broadcast fax solutions	7,192	7,256	20,938	21,696
Other PGiSend solutions	7,693	7,437	22,664	21,919

Total Asia Pacific	$28,277	$28,670	$83,163	$83,999

Consolidated
PGiMeet solutions	$109,496	$111,404	$332,928	$345,973
Broadcast fax solutions	9,276	10,608	28,580	32,953
Other PGiSend solutions	23,482	25,990	71,737	78,091

Total consolidated	$142,254	$148,002	$433,245	$457,017

Operating income:
North America	$(743)	$(10,587)	$(4,349)	$2,753
Europe	5,921	4,032	23,933	13,675
Asia Pacific	4,299	5,332	13,492	17,317

Total operating income	$9,477	$(1,223)	$33,076	$33,745

13. RELATED PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans matured on October 31, 2010. These loans, including accrued interest, are recorded in the equity section of our condensed consolidated balance sheets under the caption “Notes receivable, shareholder.” The principal amount outstanding under all remaining loans owed to us by our chief executive officer was approximately $1.9 million as of September 30, 2010. As of November 1, 2010, all of these loans have been paid off. See Note 15 for further details.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

     Supplemental disclosures of cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash paid for interest	$7,365	$10,294
Income tax payments	$10,445	$15,726
Income tax refunds	$1,915	$2,538
Capital lease additions	$4,086	$9,785
Capitalized interest	$369	$293

     At September 30, 2010 and 2009, we had capital expenditures in total current liabilities of $2.7 million and $1.8 million, respectively.

     On May 10, 2010, we refinanced our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. We used the initial borrowings of $230.4 million under the new credit facility and $50.0 million of proceeds from the Term A loan to satisfy $268.0 million of outstanding borrowings under the prior credit facility, $2.8 million of certain transaction fees and closing costs and $0.4 million of interest expense related to the prior credit facility, all of which were non-cash transactions. The residual $9.2 million was received in cash. We paid an additional $1.2 million in cash for certain fees and expenses related to the transaction.

15. SUBSEQUENT EVENTS

     On October 21, 2010, we completed the sale of our PGiSend messaging business through the divestiture of our wholly-owned subsidiary, Xpedite Systems, LLC, and certain other assets for $105.0 million in cash, subject to downward or a capped upward adjustment to the extent net working capital is less than or greater than $6.4 million. We retained the PGiSend business for the entirety of the third quarter of 2010. Our third quarter 2010 financial results discussed herein are on a consolidated basis, including the PGiSend business. Beginning in the fourth quarter of 2010, PGiSend financial results will be included in discontinued operations, and our continuing operations will reflect only our PGiMeet solutions. Prior period results will be reclassified to present the PGiSend business as discontinued operations.

     Also on October 21, 2010, we amended the definition of “Consolidated EBITDA” in our credit agreement to provide relief for certain items related to the PGiSend sale and used a portion of our proceeds from the transaction to retire our $50.0 million Term A loan and to pay certain transaction fees and closing costs. The retirement of our Term A loan reduced the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. In addition, we received consent from the lenders in our credit facility for the PGiSend sale and to use a portion of the proceeds from the PGiSend sale to fund a tender offer.

     On October 26, 2010, we announced the commencement of a modified "Dutch Auction" cash tender offer for the purchase of up to $50.0 million of shares of our common stock at a price of not less than $6.75 per share and not greater than $7.75 per share, upon the terms and subject to the conditions set forth in the offer to purchase and letter of transmittal, as filed with the SEC. The tender offer is expected to expire on December 3, 2010.

     Our chief executive officer has satisfied all remaining loan obligations due to us totaling approximately $1.9 million. As of November 1, 2010, there are no longer any amounts outstanding related to these company loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PGi is a global application software and services company that enables real-time, virtual meetings. For nearly 20 years, we have innovated new technologies that advance the way people connect and collaborate. PGi has a global presence in 24 countries in our three segments in North America, Europe and Asia Pacific.

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

     On October 21, 2010, we completed the sale of our PGiSend business. We retained the PGiSend business for the entirety of the third quarter of 2010. The third quarter 2010 financial results discussed herein are on a consolidated basis, including the PGiSend business. Beginning in the fourth quarter of 2010, PGiSend financial results will be included in discontinued operations, and our continuing operations will reflect only our PGiMeet solutions. Prior period results will be reclassified to present the PGiSend business as discontinued operations.

     Key highlights of our financial and strategic accomplishments for the year-to-date in 2010 include:

  Refinanced our existing credit facility that was scheduled to mature in April 2011 with a new, four-year facility that matures in May 2014;

  Generated approximately 6.7% and 4.7% volume growth in our consolidated net revenues for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009;

  Completed the sale of our PGiSend business on October 21, 2010, allowing us to become wholly focused on the virtual meetings market; and

  Retired our $50.0 million Term A loan with proceeds from the PGiSend sale.

    Our primary corporate objectives for the remainder of 2010 are focused on continuing to:

  Develop and launch innovative software applications that enable our customers to have more enjoyable and productive virtual meetings; and

  Transition our customers to more integrated, online collaboration solutions that provide a simple, intuitive and visually-rich user experience.

     Specifically, in 2010, our strategic plan includes a continued focus on expanding the delivery options for our services beyond our traditional software-as-a-service model to new models, such as dedicated hosting and managed services. We are also focused on establishing our new meeting solution, iMeet®, in the market. iMeet is our proprietary, browser-based online meeting solution that combines multi-party video, web and audio conferencing along with elements of social networking. We began a limited release through preliminary direct marketing tests and user referrals of iMeet in October 2010, and we currently anticipate a full commercial launch in North America in the first quarter of 2011. We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.

     In the first nine months of 2010, we generated nearly 40% of our consolidated net revenues in countries outside the United States. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the three and nine months ended September 30, 2010 increased our consolidated net revenues by approximately $0.3 million and $6.2 million, respectively, as compared to the same periods in 2009. We estimate that changes in foreign currency exchange rates increased our consolidated net revenues by $1.5 million during the three months ended September 30, 2010, compared to the three months ended June 30, 2010, and without this foreign currency benefit, our consolidated net revenues would have been $140.8 million in the three months ended September 30, 2010.

     We have historically generated net revenue growth in our PGiMeet solutions. The average rate per minute that we charge our PGiMeet solutions customers continues to decline while total minutes sold continues to increase. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth in our PGiMeet solutions continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite continued volume growth, price compression caused net revenue from our PGiMeet solutions to decline to $109.5 million in the three months ended September 30, 2010 as compared to $111.4 million in the three months ended September 30, 2009. Net revenue from our PGiMeet solutions in the nine months ended September 30, 2010 and 2009 was $332.9 million and $346.0 million, respectively.

     We have experienced revenue declines in our broadcast fax services, primarily as a result of decreased volume and average selling price, partially offset by fluctuations in foreign currency exchange rates. Net revenue from these services in the three months ended September 30, 2010 and 2009 was $9.3 million and $10.6 million, respectively. Net revenue from these services in the nine months ended September 30, 2010 and 2009 was $28.6 million and $33.0 million, respectively.

     We have historically used our cash flows from operating activities for debt repayments, acquisitions, capital expenditures and stock repurchases. As of September 30, 2010, borrowings under our credit facility were $252.9 million. In May 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. In addition, this new credit facility includes an uncommitted $75.0 million accordion feature, which allowed for additional credit commitments up to a maximum of $400.00 million (including our $50.0 million Term A loan) subject to its terms and conditions. On October 21, 2010, we used proceeds from the PGiSend sale to retire our $50.0 million Term A loan, reducing the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. See “Capital resources” for a description of our credit facility. We intend to use the remainder of the PGiSend sale proceeds to fund our $50.0 million tender offer, as well as to pay certain transactions fees and closing costs related to the sale and the tender offer. See Note 15 for further details.

     In addition, we intend to continue to prudently invest in our PGiMeet solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our large, global enterprise customers and to better attract, engage and acquire small- and medium-size business customers. We currently anticipate an increase in selling and marketing expense relating to the upcoming full commercial launch of our suite of new online collaboration solutions. We will begin expensing these launch costs in the fourth quarter of 2010 and currently anticipate the majority of such launch costs to be incurred with the full commercial releases in 2011. We will also continue to evaluate our cost structure in 2010 to ensure that our businesses are operating as efficiently as possible, and we currently expect to incur additional restructuring costs in the fourth quarter of 2010.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three and nine months ended September 30, 2010 are not indicative of the results that may be expected for the full fiscal year of 2010 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2009, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2010	2009	$	%
Net revenues:
North America
PGiMeet solutions	$76,469	$76,620	(151)	(0.2)
Broadcast fax solutions	1,059	1,637	(578)	(35.3)
Other PGiSend solutions	11,184	13,047	(1,863)	(14.3)

Total North America	$88,712	$91,304	(2,592)	(2.8)

Europe
PGiMeet solutions	$19,635	$20,807	(1,172)	(5.6)
Broadcast fax solutions	1,025	1,715	(690)	(40.2)
Other PGiSend solutions	4,605	5,506	(901)	(16.4)

Total Europe	$25,265	$28,028	(2,763)	(9.9)

Asia Pacific
PGiMeet solutions	$13,392	$13,977	(585)	(4.2)
Broadcast fax solutions	7,192	7,256	(64)	(0.9)
Other PGiSend solutions	7,693	7,437	256	3.4

Total Asia Pacific	$28,277	$28,670	(393)	(1.4)

Consolidated
PGiMeet solutions	$109,496	$111,404	(1,908)	(1.7)
Broadcast fax solutions	9,276	10,608	(1,332)	(12.6)
Other PGiSend solutions	23,482	25,990	(2,508)	(9.6)

Total consolidated	$142,254	$148,002	(5,748)	(3.9)

Operating income:
North America	$(743)	$(10,587)	9,844
Europe	5,921	4,032	1,889
Asia Pacific	4,299	5,332	(1,033)

Total operating income	$9,477	$(1,223)	10,700

Percent of net revenues:
North America	62.3%	61.7%
Europe	17.8%	18.9%
Asia Pacific	19.9%	19.4%

Consolidated net revenues	100.0%	100.0%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Net revenues:
North America
PGiMeet solutions	$230,184	$241,193	(11,009)	(4.6)
Broadcast fax solutions	3,512	5,856	(2,344)	(40.0)
Other PGiSend solutions	34,478	39,841	(5,363)	(13.5)

Total North America	$268,174	$286,890	(18,716)	(6.5)

Europe
PGiMeet solutions	$63,183	$64,396	(1,213)	(1.9)
Broadcast fax solutions	4,130	5,401	(1,271)	(23.5)
Other PGiSend solutions	14,595	16,331	(1,736)	(10.6)

Total Europe	$81,908	$86,128	(4,220)	(4.9)

Asia Pacific
PGiMeet solutions	$39,561	$40,384	(823)	(2.0)
Broadcast fax solutions	20,938	21,696	(758)	(3.5)
Other PGiSend solutions	22,664	21,919	745	3.4

Total Asia Pacific	$83,163	$83,999	(836)	(1.0)

Consolidated
PGiMeet solutions	$332,928	$345,973	(13,045)	(3.8)
Broadcast fax solutions	28,580	32,953	(4,373)	(13.3)
Other PGiSend solutions	71,737	78,091	(6,354)	(8.1)

Total consolidated	$433,245	$457,017	(23,772)	(5.2)

Operating income:
North America	$(4,349)	$2,753	(7,102)
Europe	23,933	13,675	10,258
Asia Pacific	13,492	17,317	(3,825)

Total operating income	$33,076	$33,745	(669)

Percent of net revenues:
North America	61.9%	62.8%
Europe	18.9%	18.8%
Asia Pacific	19.2%	18.4%

Consolidated net revenues	100.0%	100.0%

Consolidated Net Revenues

     The following table details the changes in consolidated net revenues from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2009	$148,002	$91,304	$28,028	$28,670
Change in volume	9,927	10,464	(674)	137
Change in selling prices	(15,931)	(13,188)	(569)	(2,174)
Impact of acquisitions	–	–	–	–
Impact of fluctuations in foreign currency exchange rates	256	132	(1,520)	1,644

September 30, 2010	$142,254	$88,712	$25,265	$28,277

	Nine Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2009	$457,017	$286,890	$86,128	$83,999
Change in volume	21,273	20,861	1,603	(1,191)
Change in selling prices	(51,587)	(41,148)	(4,958)	(5,481)
Impact of acquisitions	346	346	–	–
Impact of fluctuations in foreign currency exchange rates	6,196	1,225	(865)	5,836

September 30, 2010	$433,245	$268,174	$81,908	$83,163

     In our North America operating segment, net revenues decreased during the three and nine months ended September 30, 2010 from the comparable prior year periods due to the decrease in average selling prices which resulted from a higher mix of large volume enterprise customers and price reductions from existing customers, primarily related to our PGiMeet solutions. The decrease in net revenue was offset partially by increased volume driven by our PGiMeet solutions, offset in part by volume decreases in our broadcast fax and other PGiSend solutions.

     In our Europe operating segment, net revenues decreased during the three and nine months ended September 30, 2010 from the comparable prior year periods due to the decrease in average selling prices in our PGiMeet solutions which resulted from a higher mix of large volume enterprise customers and price reductions from existing customers, offset in part by increased average selling prices in our broadcast fax solutions. During the three months ended September 30, 2010, the decrease in net revenue was further driven by volume decreases in our broadcast fax and other PGiSend solutions offset partially by increase volume in out PGiMeet solutions. During the nine months ended September 30, 2010, the decrease in net revenue was offset partially by increased volume driven by our PGiMeet solutions, offset in part by volume decreases in our broadcast fax and other PGiSend solutions.

     In our Asia Pacific operating segment, net revenues decreased during the three and nine months ended September 30, 2010 from the comparable prior year periods due to the decrease in average selling prices which resulted from a higher mix of large volume enterprise customers and price reductions from existing customers, primarily related to our PGiMeet solutions and broadcast fax solutions. During the three months ended September 30, 2010, the decrease in net revenue was partially offset by increased volume driven by our PGiMeet solutions. During the nine months ended September 30, 2010, the decrease in net revenue was further driven by volume decreases in our all of our solutions.

Cost of Revenues

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Cost of revenues:
North America	$39,944	$41,445	(1,501)	(3.6)
Europe	7,615	9,625	(2,010)	(20.9)
Asia Pacific	13,411	13,401	10	0.1

Consolidated	$60,970	$64,471	(3,501)	(5.4)

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Cost of revenues:
North America	$120,009	$125,789	(5,780)	(4.6)
Europe	23,754	29,613	(5,859)	(19.8)
Asia Pacific	39,856	40,067	(211)	(0.5)

Consolidated	$183,619	$195,469	(11,850)	(6.1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue expense as a percent of net revenues:
North America	45.0%	45.4%	44.8%	43.8%
Europe	30.1%	34.3%	29.0%	34.4%
Asia Pacific	47.4%	46.7%	47.9%	47.7%
Consolidated	42.9%	43.6%	42.4%	42.8%

     Consolidated cost of revenues decreased in the three and nine months ended September 30, 2010 compared to the same periods in 2009 as a result of savings related to our restructuring efforts, lower revenues and cost savings realized in our per minute rates from our telecommunications service suppliers. Fluctuations in foreign currency exchange rates resulted in increased consolidated cost of revenues of $0.1 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

     Decreases in North America cost of revenue as a percentage of operating segment net revenue for the three months ended September 30, 2010 when compared to the same period in 2009 resulted from savings related to our restructuring efforts partially offset by increased sales of higher cost of revenue products primarily related to our PGiMeet solutions. Increases in North America cost of revenue as a percentage of operating segment net revenue for the nine months ended September 30, 2010 when compared to the same period in 2009 were attributable to increased sales of higher cost of revenue products primarily related out our PGiMeet solutions. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in increased North America cost of revenue of $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

     Decreases in Europe cost of revenue as a percentage of operating segment net revenue for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 were attributable to savings related to our restructuring efforts, growth in our lower cost of revenue PGiMeet solutions and cost savings realized in our per minute rates from telecommunications service suppliers. Fluctuations in foreign currency exchange rates resulted in decreased Europe cost of revenue of $0.6 million and $0.5 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

     Increases in Asia Pacific cost of revenue as a percentage of operating segment net revenue for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 were attributable to increased sales of higher cost of revenue products primarily related to our PGiMeet solutions. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific cost of revenue of $0.6 million and $2.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Selling and marketing expenses:
North America	$19,873	$20,696	(823)	(4.0)
Europe	6,998	7,661	(663)	(8.7)
Asia Pacific	6,382	6,183	199	3.2

Consolidated	$33,253	$34,540	(1,287)	(3.7)

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Selling and marketing expenses:
North America	$64,537	$66,542	(2,005)	(3.0)
Europe	21,704	23,436	(1,732)	(7.4)
Asia Pacific	19,054	17,277	1,777	10.3

Consolidated	$105,295	$107,255	(1,960)	(1.8)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling and marketing expenses as a percent of net revenues:
North America	22.4%	22.7%	24.1%	23.2%
Europe	27.7%	27.3%	26.5%	27.2%
Asia Pacific	22.6%	21.6%	22.9%	20.6%
Consolidated	23.4%	23.3%	24.3%	23.5%

     Consolidated selling and marketing expenses decreased for the three and nine months ended September 30, 2010 from the same periods in 2009 as a result of the savings related to our restructuring efforts, partially offset by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates resulted in increased selling and marketing expenses of $0.1 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

     The decrease in North America selling and marketing expenses for the three and nine months ended September 30, 2010 was attributable to savings related to our restructuring efforts, partially offset by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates from our Canadian operations had minimal impact on the three months ended September 30, 2010 compared to the same period in 2009, and resulted in increased North America selling and marketing expenses of $0.2 million for the nine months ended September 30, 2010 as compared to the same period in 2009.

     The decrease in Europe selling and marketing expenses for the three and nine months ended September 30, 2010 was attributable to savings related to our restructuring efforts and fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates resulted in decreased Europe selling and marketing expenses of $0.4 million and $0.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

     The increase in Asia Pacific selling and marketing expenses for the three and nine months ended September 30, 2010 was primarily attributable to the strengthening of the Australian Dollar and the Japanese Yen against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific selling and marketing expenses of $0.4 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
General and administrative expenses:
North America	$11,501	$10,976	525	4.8
Europe	2,548	3,145	(597)	(19.0)
Asia Pacific	2,577	2,534	43	1.7

Consolidated	$16,626	$16,655	(29)	(0.2)

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
General and administrative expenses:
North America	$34,244	$33,272	972	2.9
Europe	7,956	8,786	(830)	(9.4)
Asia Pacific	7,532	6,456	1,076	16.7

Consolidated	$49,732	$48,514	1,218	2.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative expenses as a percent of net revenues:
North America	13.0%	12.0%	12.8%	11.6%
Europe	10.1%	11.2%	9.7%	10.2%
Asia Pacific	9.1%	8.8%	9.1%	7.7%
Consolidated	11.7%	11.3%	11.5%	10.6%

     Consolidated general and administrative expenses did not materially change for the three months ended September 30, 2010 as compared to the same periods in 2009 and increased for the nine months ended September 30, 2010 from the same periods in 2009 as a result of strengthening of various currencies to the U.S. Dollar and an increase in consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our suppliers. Fluctuations in foreign currency exchange rates had minimal impact on the three months ended September 30, 2010 as compared to the same period in 2009 and resulted in increased general and administrative expenses of $0.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009.

     The increase in North America general and administrative expenses for the three and nine months ended September 30, 2010 was attributable to increased professional fees and bad debt expense.

     The decrease in Europe general and administrative expenses for the three and nine months ended September 30, 2010 was attributable to savings realized from our restructuring efforts, partially offset by consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our telecommunications service suppliers. Fluctuations in foreign currency exchange rates resulted in decreased Europe general and administrative expenses of $0.2 million and $0.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

     The increase in Asia Pacific general and administrative expenses for the three and nine months ended September 30, 2010 was attributable to the strengthening of the Australian Dollar and the Japanese Yen against the U.S. Dollar and consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our telecommunications service suppliers. Fluctuations in foreign currency exchange rates resulted in increased Asia Pacific general and administrative expenses of $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.

Research and Development Expenses

     Consolidated research and development expense as a percentage of consolidated net revenues was 3.4% and 3.1% for the three months ended September 30, 2010 and 2009, respectively, and 3.3% and 2.7% for the nine months ended September 30, 2010 and 2009, respectively. Consolidated research and development expenses increased $0.3 million and $1.8 million to $4.9 million and $14.3 million for the three and nine months ended September 30, 2010, respectively, compared with $4.6 million and $12.6 million for the same periods in 2009, respectively. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

     Equity-based compensation expense for restricted stock awards was included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$79	$135	$264	$308
Selling and marketing	475	287	1,413	1,725
Research and development	201	339	707	985
General and administrative	1,481	1,757	4,810	5,306

Equity-based compensation expense	$2,236	$2,518	$7,194	$8,324

Depreciation Expense

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Depreciation expense:
North America	$8,358	$7,727	631	8.2
Europe	752	1,015	(263)	(25.9)
Asia Pacific	707	716	(9)	(1.3)

Consolidated	$9,817	$9,458	359	3.8

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Depreciation expense:
North America	$24,968	$22,433	2,535	11.3
Europe	2,608	2,773	(165)	(6.0)
Asia Pacific	2,116	1,974	142	7.2

Consolidated	$29,692	$27,180	2,512	9.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation expense as a percent of net revenues:
North America	9.4%	8.5%	9.3%	7.8%
Europe	3.0%	3.6%	3.2%	3.2%
Asia Pacific	2.5%	2.5%	2.5%	2.4%
Consolidated	6.9%	6.4%	6.9%	5.9%

     Consolidated depreciation expense increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Amortization expense:
North America	$1,227	$2,012	(785)	(39.0)
Europe	386	440	(54)	(12.3)
Asia Pacific	68	63	5	7.9

Consolidated	$1,681	$2,515	(834)	(33.2)

	Nine Months Ended September 30,		Change
	2010	2009	$	%
	(in thousands)
Amortization expense:
North America	$4,460	$6,867	(2,407)	(35.1)
Europe	1,178	1,235	(57)	(4.6)
Asia Pacific	201	170	31	18.2

Consolidated	$5,839	$8,272	(2,433)	(29.4)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization expense as a percent of net revenues:
North America	1.4%	2.2%	1.7%	2.4%
Europe	1.5%	1.6%	1.4%	1.4%
Asia Pacific	0.2%	0.2%	0.2%	0.2%
Consolidated	1.2%	1.7%	1.3%	1.8%

     Consolidated amortization expense decreased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 as a result of the decrease in amortization expense in North America related to customer list and non-compete intangible assets from acquisitions made in 2004 that have become fully amortized, partially offset by intangible amortization expense resulting from our 2009 acquisitions.

Restructuring Costs

     Consolidated restructuring costs were $5.0 million and $13.3 million, or 3.5% and 9.0% of consolidated revenues, for the three months ended September 30, 2010 and 2009, respectively, and $8.2 million and $19.6 million, or 1.9% and 4.3% of consolidated revenues, for the nine months ended September 30, 2010 and 2009, respectively.

Realignment of Workforce – 2010

     During the second quarter of 2010, we recorded $2.2 million of restructuring charges and $1.8 million of asset impairment associated with efforts to consolidate and streamline various functions of our work force. During the three months ended September 30, 2010, we continued our restructuring efforts initiated in the second quarter of 2010 and, as part of these consolidations, we eliminated approximately 60 positions and incurred total restructuring costs of $4.4 million. During the three months ended September 30, 2010, we recorded total severance and exit costs of $4.0 million. Additionally, we recorded $0.4 million of lease termination costs associated with an office location in Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $2.7 million in North America, $0.8 million in Asia Pacific, and $0.9 million in Europe. In the three months ended September 30, 2010, we adjusted the initially recorded charges for North America by $0.2 million. Our reserve for the 2010 restructuring costs was $4.6 million at September 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next 30 months.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Severance costs for 2009 included $0.4 million associated with the decision to divest our e-mail marketing business, PGiMarket. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. In the nine months ended September 30, 2010, we adjusted the initially recorded charges for North America by $1.1 million and $0.6 million for lease termination costs and severance-related cost, respectively, and for Europe by $(0.7) million for severance-related costs. Our reserve for the 2009 restructuring costs was $4.2 million at September 30, 2010. We anticipate these severance-related costs will be paid over the next year and these lease termination costs will be paid over the next eight years.

Realignment of Workforce – Prior to 2009

     Our remaining reserve for restructuring costs incurred prior to 2009 is associated with lease termination costs and totaled $3.5 million at September 30, 2010. During the year ended December 31, 2009, we revised assumptions used in determining the estimated costs associated with these lease terminations incurred prior to 2009. As a result, we recorded an additional $3.2 million of lease termination costs. During the nine months ended September 30, 2010, we made additional adjustments of $0.3 million. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. We anticipate these remaining lease termination costs will be paid over the next six years.

Asset Impairments

     During the nine months ended September 30, 2010, we recorded asset impairments of $1.8 million related to our restructuring efforts, $0.3 million associated with the abandonment of certain patents and trademarks in various stages of approval and $0.3 million associated with the impairment of a facility in Europe. During the three and nine months ended September 30, 2009, we abandoned development efforts associated primarily with certain software projects. As a consequence, we wrote-off accumulated costs associated with these projects of $3.6 million, previously included in “Property and equipment, net.”

Net Legal Settlements and Related Expenses

     Net legal settlements and related expenses for the three and nine months ended September 30, 2010 were attributable to legal fees incurred during the defense of the state income tax matter described in Note 9.

Acquisition-Related Costs

     During the nine months ended September 30, 2010 and 2009, we expensed $0.3 million and $0.6 million, respectively, in acquisition-related costs. We allocated similar costs in years prior to 2009 to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

     Interest expense was $3.2 million and $3.3 million in the three months ended September 30, 2010 and 2009, respectively, and was $10.3 million and $11.1 million in the nine months ended September 30, 2010 and 2009, respectively. Interest expense decreased minimally during the three months ended September 30, 2010 compared to the same period in the prior year due to the expiration of our final interest rate swap in August 2010, partially offset by increased interest rates on our new credit facility due to general credit market conditions. During the nine months ended September 30, 2010, interest expense decreased as a result of the expiration of our final interest rate swap in August 2010, partially offset by increased interest rates on our new credit facility, $0.2 million of debt issuance cost related to our prior credit facility written off in the second quarter of 2010 and $0.6 million of excise tax interest incurred during the second quarter of 2010. We had $252.9 million and $155.2 million of outstanding borrowings on our credit facility subject to interest rate risk at September 30, 2010 and 2009, respectively. Our effective interest rate on the U.S. Dollar amount of this portion of our credit facility was 3.0% and 1.50% at September 30, 2010 and 2009, respectively. Our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of September 30, 2010, we do not have any outstanding interest rate swap. The weighted-average outstanding balance on our credit facility was $268.2 million and $281.2 million for the three months ended September 30, 2010 and 2009, respectively, and $268.3 million and $285.7 million in the nine months ended September 30, 2010 and 2009, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our outstanding debt, partially offset by debt issuance costs that we incurred in connection with our new credit facility.

Income Tax Expense

     Income tax expense for the three and nine months ended September 30, 2010 was $1.7 million and $7.1 million, respectively, compared to $0.7 million and $10.3 million for the three and nine months ended September 30, 2009, respectively. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010.

     Our unrecognized net tax benefit of $5.7 million at each of September 30, 2010 and December 31, 2009, if recognized, would affect our annual effective tax rate. The unrecognized net tax benefit at September 30, 2010 is included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized net tax benefit to change significantly over the next 12 months.

Discontinued Operations

     On November 5, 2009, we completed the sale of our PGiMarket business. Prior period results have been reclassified to present this business as discontinued operations.

     The following amounts associated with our PGiMarket business have been segregated from continuing operations and are reflected as discontinued operations for three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net revenue from discontinued operations	$849	$2,396

Operating loss	(1,171)	(3,971)
Loss on disposal	(7,322)	(7,322)
Income tax benefit	433	1,469

Loss from discontinued operations, net of taxes	$(8,060)	$(9,824)

Liquidity and Capital Resources

     At September 30, 2010, we had utilized $258.7 million of our credit facility, with $252.9 million in borrowings and $5.8 million in letters of credit outstanding. On October 21, 2010, we used proceeds from the PGiSend sale to retire our $50.0 million Term A loan, reducing the availability on our credit facility to $350.0 million including the uncommitted $75.0 million accordion feature. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of September 30, 2010, we have no outstanding interest rate swaps. See Notes 6 and 15 for more detail on our credit facility.

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

     As of September 30, 2010, we had $47.3 million in cash and equivalents compared to $41.4 million as of December 31, 2009. Cash balances residing outside of the United States as of September 30, 2010 were $43.5 million compared to $40.4 million as of December 31, 2009. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

     Consolidated operating cash flows were $49.1 million and $70.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily attributable to higher payments for restructuring costs in 2010 compared to 2009 and increases in accounts receivable, net of $5.0 million and prepaid expenses and other current assets of $4.7 million.

Cash used in investing activities

     Consolidated investing activities used cash of $31.2 million and $40.2 million for the nine months ended September 30, 2010 and 2009, respectively. The principal use of cash in investing activities for the nine months ended September 30, 2010 related to $30.5 million of capital expenditures. The principal uses of cash in investing activities for the nine months ended September 30, 2009 included $32.1 million of capital expenditures and $8.2 million related to our 2009 acquisitions.

Cash used in financing activities

     Consolidated financing activities used cash of $12.6 million and $17.8 million for the nine months ended September 30, 2010 and 2009, respectively. The primary uses of cash for financing activities in the nine months ended September 30, 2010 included $9.8 million of net payments on our credit facility, $1.6 million in treasury stock purchases and $1.2 million of payment of debt issuance cost. The primary use of cash for financing activities in the nine months ended September 30, 2009 included $13.9 million of net payments on our credit facility and $4.7 million in treasury stock purchases.

Off-balance sheet arrangements

     At September 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $325.0 million credit facility consisting of a $275.0 million revolver and a $50.0 million Term A loan. All commitments under our prior credit facility were terminated, and all outstanding borrowings were repaid. Our prior credit facility was scheduled to mature in April 2011. Our new credit facility includes an uncommitted $75.0 million accordion feature, which allowed for additional credit commitments up to a maximum of $400.0 million (including our $50.0 million Term A loan) subject to its terms and conditions. In October 2010, we amended our credit agreement and retired our $50.0 million Term A loan, which reduced the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. See Note 15 for further details. Our subsidiary ATS, is the borrower under this new credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We used the initial borrowings under the new credit facility and proceeds of the Term A loan to repay all outstanding borrowings under the prior credit facility and to pay certain transaction fees and closing costs. Future proceeds drawn under our new credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.75% and 2.75%, respectively, at September 30, 2010 under our new credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2010, was 3.0%. As anticipated, given general credit market conditions, pricing on our new credit facility is higher than the level in our prior credit facility. Our new credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At September 30, 2010, we were in compliance with the covenants under our credit facility. At September 30, 2010, we had $252.9 million of borrowings and $5.8 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of September 30, 2010, we do not have any outstanding interest rate swaps.

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.3 million and $0.8 million during the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $2.9 million during the nine months ended September 30, 2010 and 2009, respectively.

     Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive gain” in our condensed consolidated balance sheets and amounted to a gain of $1.0 million, net of taxes, for the nine months ended September 30, 2010.

     We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. As of September 30, 2010, our swaps have all expired, and no related balance is carried on our balance sheet. The amount recognized in current liabilities was $2.8 million at December 31, 2009.

Liquidity

     At September 30, 2010, we had $47.3 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the nine months ended September 30, 2010. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual consolidated net revenues) and to fund research and development costs for new services and enhancements to existing services (which historically have been 2% to 3% of annual consolidated net revenues). Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At September 30, 2010, we had $66.3 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund acquisitions and stock repurchases. In October 2010, we used proceeds from the PGiSend sale to retire our $50.0 million Term A loan. We intend to use the remainder of the PGiSend sale proceeds to fund our $50.0 million tender offer, as well as to pay certain transactions fees and closing costs related to the sale and the tender offer.

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

Subsequent Events

     On October 21, 2010, we completed the sale of our PGiSend messaging business through the divestiture of our wholly-owned subsidiary, Xpedite, and certain other assets for $105.0 million in cash, subject to downward or a capped upward adjustment to the extent net working capital is less than or greater than $6.4 million. We retained the PGiSend business for the entirety of the third quarter of 2010. Our third quarter 2010 financial results discussed herein are on a consolidated basis, including the PGiSend business. Beginning in the fourth quarter of 2010, PGiSend financial results will be included in discontinued operations, and our continuing operations will reflect only our PGiMeet solutions. Prior period results will be reclassified to present the PGiSend business as discontinued operations.

     Also on October 21, 2010, we amended the definition of “Consolidated EBITDA” in our credit agreement to provide relief for certain items related to the PGiSend sale and used a portion of our proceeds from the transaction to retire our $50.0 million Term A loan and to pay certain transaction fees and closing costs. The retirement of our Term A loan reduced the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. In addition, we received consent from the lenders in our credit facility for the PGiSend sale and to use a portion of the proceeds from the PGiSend sale to fund a tender offer.

     On October 26, 2010, we announced the commencement of a modified "Dutch Auction" cash tender offer for the purchase of up to $50.0 million of shares of our common stock at a price of not less than $6.75 per share and not greater than $7.75 per share, upon the terms and subject to the conditions set forth in the offer to purchase and letter of transmittal, as filed with the SEC. The tender offer is expected to expire on December 3, 2010.

     Our chief executive officer has satisfied all remaining loan obligations due to us totaling approximately $1.9 million. As of November 1, 2010, there are no longer any amounts outstanding related to these company loans.

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

  Market acceptance of new services and enhancements to existing services, including iMeet;

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

  Our ability to successfully manage the post-sale aspects of our recent divestiture of our PGiSend business, including any financial effect from the loss of PGiSend revenue or earnings;

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

  Our ability to, and at what price we will, complete our tender offer, the number of shares we are able to purchase pursuant to the tender offer and the effect the tender offer will have on our earnings per share;

  Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and Part II, Item IA. “Risk Factors” in this quarterly report and our quarterly report on Form 10-Q for the quarter ended March 31, 2010; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of September 30, 2010, we have no outstanding swaps.

     At September 30, 2010, we had borrowings of approximately $252.9 million outstanding under our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $2.5 million based on our September 30, 2010 debt level.

     We generated approximately 40% of our consolidated net revenues and 34% of our operating expenses in countries outside of the United States in the nine months ended September 30, 2010. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2010, we had debt outstanding of CA$1.9 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the nine months ended September 30, 2010 by approximately $17.5 million, $13.6 million and $0.2 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to successfully manage the post-sale aspects of our recent divestiture of our PGiSend business, including any financial effect from the loss of PGiSend revenue or earnings, could adversely affect our results of operations.

     We must be able to successfully manage the post-sale aspects of the recent divestiture of our PGiSend business, while at the same time delivering on our business objectives. Our results of operations could be adversely affected if we are unable to offset the loss of PGiSend revenue or earnings through growth in our PGiMeet solutions, achieve the desired results and benefits in restructuring our business operations or deliver any expected cost savings associated with the PGiSend divestiture. In addition, we agreed to indemnify EasyLink for certain litigation and tax matters arising prior to the closing of the PGiSend divestiture. Due to the inherent uncertainties of the litigation process, we are unable to predict the outcome of these matters. If the outcome of one or more of these matters is adverse to us, it could have an adverse effect on our revenue or earnings.

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

Date: November 9, 2010	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine
David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Restricted Stock Agreement between Theodore. P. Schrafft and the Registrant dated July 29, 2010 for 100,000 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed July 30, 2010).

10.2

Restricted Stock Agreement between Theodore. P. Schrafft and the Registrant dated July 29, 2010 for 50,000 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed July 30, 2010).

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