Form 10-K
period 2010-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2011-03-14
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

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

3280 Peachtree Road, N.E., The Terminus Building, Suite 1000, Atlanta, Georgia 30305
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010 as reported by the New York Stock Exchange was $349,617,480.

     As of March 4, 2011, 52,281,677 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for its 2011 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

  Competitive pressures, including pricing pressures;

  Technological changes and the development of alternatives to our services;

  Market acceptance of new services, including our iMeet® and GlobalMeet® services;

  Our ability to attract new customers and to retain and further penetrate our existing customers;

  Risks associated with challenging global economic conditions;

  Costs or difficulties related to the integration of any new technologies;

  Service interruptions and network downtime;

  Price increases from our telecommunications service providers;

  Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

  Concerns regarding the security of transactions;

  Our level of indebtedness;

  Future write-downs of goodwill or other intangible assets;

  Assessment of income, state sales and other taxes;

  Restructuring and cost reduction initiatives and the market reaction thereto;

  Risks associated with acquisitions and market expansion;

  The impact of the recent sale of our PGiSend business;

  Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

  Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers;

  Risks associated with international operations, including political instability and fluctuations in foreign currency exchange rates;

  Factors described under the caption Item 1A. “Risk Factors” in this annual report; and

i

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

ii

iii

PART I

Item 1. Business

Overview

     Premiere Global Services, Inc., or PGi, is a global leader in virtual meetings. For nearly 20 years, we have innovated technologies that help companies and individuals meet and collaborate in more productive and efficient ways. We have a global presence in 24 countries and an established base of more than 30,000 customers, which includes 75% of the Fortune 100. Every month, we facilitate approximately four million meetings with more than 15 million participants worldwide.

     PGi goes to market with three primary solutions. Our iMeet® service gives users their own personal meeting room online that combines video conferencing, social networking and media and file sharing. Our GlobalMeet® service integrates web and audio conferencing into one complete solution for simple, cost-effective meetings. Our ReadyConference® audio conferencing suite includes automated conferencing, global conferencing with approximately 140 access points and operator-assisted event conferencing. We also offer a suite of mobile applications that extends our solutions to a user’s smart phone.

     We offer our solutions in the cloud, with a software-as-a-service, or SaaS, model, where our customers are not burdened with the up-front capital investment and complexity associated with purchasing and installing hardware and desktop software solutions. Instead, our business model enables customers to avoid the headcount and ongoing operating costs required to support internal solutions, the expense of platform upgrades and the business risk of technology obsolescence.

     We host our solutions on our secure, enterprise-class platforms that are located around the world in our server and network operations centers and in third-party colocation facilities. This integrated network of platforms supports our proprietary software and a variety of leading third-party applications.

     PGi solutions are available online at www.pgi.com, www.imeet.com and www.globalmeet.com as well as through our mobile applications for the iPhone® and BlackBerry®, and our applications for the Microsoft® Outlook Toolbar and access points embedded in third-party applications. We also offer open standards access to our platforms and technologies, which enables our customers and strategic partners to integrate our capabilities.

     We market our solutions globally through a multi-channel sales approach that includes direct sales, channel resellers, strategic technology partners, web-based sales and direct telesales. In 2010, as part of our efforts to streamline and focus our business, we divested our PGiSend messaging solutions.

     We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2010, we had approximately 1,700 employees conducting business within our three reportable segments, which include North America, Europe and Asia Pacific. See Note 19 to our consolidated financial statements for the year ended December 31, 2010 included in this annual report for information concerning operations in our reportable segments.

Industry Background

     Based on the 2010 Worldwide Collaboration Services Market Forecast & Provider Reviews study by Wainhouse Research, LLC, the global conferencing and collaboration market is projected to grow at a compound annual growth rate of approximately 7% through 2014 to approximately $8.4 billion.

     Collaboration has become a mission-critical backbone of modern business, as even the most basic tasks rely on the ability of individuals to communicate and share information in a cost-effective, real-time and productive manner. We believe companies’ are increasingly relying on collaboration technologies because of the growing costs and hassle of business travel, environmental concerns and the desire to improve efficiency and productivity in order remain competitive.

     Helping companies and individuals meet in better, more enjoyable and productive ways is at the core of our focus and expertise at PGi. Over nearly two decades of experience in this business, we have generated meaningful revenue growth, garnered a world-class customer base of leading companies in nearly every industry and region of the world, increased our market share and helped lead and expand the industry through product innovation. We believe that these strengths, combined with our longstanding history of delivering results to our customers provide us with a significant competitive advantage in the market.

     Today, the way in which people meet and collaborate is changing, supported by significant advances in communication technologies and evolving user habits and expectations. We believe the market is moving toward next-generation, virtual meeting technologies that leverage software, the web, social media platforms, desktop video and mobile computing to deliver a more robust, engaging and meaningful collaborative experience.

     Our strategy is to lead the industry in this transition by leveraging our competitive strengths and delivering innovative solutions that incorporate new technologies and embrace users’ changing preferences for how they want to meet, collaborate and connect. We believe our continuing innovation of new solutions, like our iMeet and GlobalMeet services, will greatly expand the addressable market for our services into rapidly growing areas like desktop video conferencing and social media.

Customers

     We have an established base of greater than 30,000 customers, which includes 75% of the Fortune 100. Our customer base is diverse across industry vertical, region and size of company. Our customers include leading software and technology companies, commercial and investment banks, retailers, travel and hospitality firms and healthcare companies, among others. Our customers use our solutions to reduce cost, to increase efficiency, to enhance productivity and to accelerate their business objectives.

     Most of our customer agreements have initial terms of one to three years, subject to automatic renewal unless a customer sends a notice of non-renewal prior to the end of an initial or renewal term. Customers may generally terminate without penalty, unless their agreement contains a minimum revenue commitment that requires payment by the customer of any unused shortfall amount upon termination. We are offering our new iMeet and GlobalMeet solutions under subscription-based pricing rather than usage fees based on a per minute basis.

     Our business is affected by seasonal fluctuations in business activity, which we believe are common within our industry. For example, we typically experience lower levels of sales and usage during periods that have reduced numbers of working days. Our operating results have historically decreased during the summer months, particularly in our European operations, as well as during the Thanksgiving, December and New Year holidays. We expect our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers.

Sales and Marketing

     We have a multi-channel sales approach that includes global, enterprise, small and medium business, indirect and strategic partners and online web sales:

  We sell directly to customers through our approximately 600 sales and marketing professionals worldwide;

  We sell indirectly through marketing alliances and distribution partners, including agents and resellers;

  We sell indirectly through strategic technology partners that integrate and resell our services with their own;

  We sell online in an ecommerce model at our transactional websites, including www.pgi.com, www.imeet.com and www.globalmeet.com and;

  We employ print, television, radio, online and email marketing campaigns to generate increased activity for our sales channels.

     As a service organization, our customer care teams play a major role in managing customer relationships, as well as selling additional value-added services to existing accounts.

     In 2010, we began marketing our services around the world under the brand PGi, supported by a new logo. We believe our rebranding efforts will help us to build a brand that is a globally recognized asset for our company.

Solutions

     Our virtual meeting solutions offer a full suite of services for all forms of meetings, from large events, such as investor relations presentations and training sessions, to smaller meetings, such as sales planning calls and demonstrations and project team and ad hoc meetings, allowing users to easily collaborate via video, web or audio conferencing.

iMeet

     In January 2011, we announced general availability of our new iMeet solution, which offers users a new way to meet and connect online. Unlike traditional web conferencing services, iMeet gives users their own personal meeting room online that combines video conferencing, social networking, and media and file sharing. iMeet was designed to bring a simple, human and intuitive experience to online meetings. iMeet allows up to 15 users to connect with video conferencing, with no software downloads and no incremental hardware investment beyond a standard webcam. iMeet users can connect with and learn more about one another using popular social networks, such as Facebook, LinkedIn, Twitter and Flickr, within the iMeet application. iMeet users can show and share presentation materials, including video presentations, and users can connect using a traditional telephone or through a computer headset or soft phone.

GlobalMeet

     In February 2011, we announced general availability of our new GlobalMeet solution, which offers integrated audio and web conferencing services to users at a competitive price. GlobalMeet was designed to simplify the user experience associated with web conferencing services and to better replicate the way people naturally meet. GlobalMeet enables users to schedule, start and manage audio and web conference calls from their desktop or mobile device and connects users automatically without the need for dial-in numbers and passcodes. Users can transition from an audio conference call into a web collaboration session with the click of a button. GlobalMeet offers screen sharing, application sharing, white boarding, polling and chat features. GlobalMeet enables up to 125 users to connect using their webcam and a traditional telephone.

ReadyConference

     Our ReadyConference suite of enterprise-class audio conferencing services is globally available and scalable for businesses of every size. Our ReadyConference suite of services includes automated conferencing, global conferencing with approximately 140 access points and operator-assisted event conferencing.

Competition

     We believe our unique suite of video, web and audio conferencing services provides PGi with an advantage over many of our competitors that have more limited service offerings. In addition, our global reach allows us to pursue contract opportunities with multinational enterprises and small businesses, providing an advantage over competitors that only focus on limited geographies.

     We have designed our solutions with an emphasis on ease of use, which we believe gives us a competitive advantage in the market over competitive products that are more complex and difficult to use. For example, our iMeet and GlobalMeet solutions are browser-based and require no software downloads for users, they have user interfaces that were designed to provide a simple, intuitive user experience and they have integrated multiple services, such as audio, web and video conferencing into a common application so that users do not have to employ multiple services for their meetings.

     While we are unaware of any single competitor that provides all of the services we deliver, the markets for our solutions are highly competitive, rapidly evolving and subject to changing technology, shifting customer needs and introductions of new products and services.

     We compete with major telecommunications service providers around the world, such as AT&T Inc., Verizon Communications, Inc., Global Crossing Limited and international public telephone companies, such as BT Group plc. Additionally, we compete with independent conferencing service providers like West Corporation, ACT Teleconferencing, Inc., Westell Technologies, Inc. and Arkadin, Inc. We also compete with business suite software providers, application service providers and premise-based solution providers, such as Cisco Systems, Inc., Microsoft Corp., IBM Corporation, Adobe Systems Incorporated and Citrix Systems, Inc. that offer competitive applications, such as Cisco WebEx™ Meeting Center, GoToMeeting® and Adobe® Connect™ 8 software. These providers may attempt to leverage their dominant market positions through additional technical integration or bundled offerings to further expand their presences in the conferencing and collaboration market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive conferencing and collaboration services that could choose to increase their emphasis on offerings competitive to us, cease to offer some or all of their services or our services or both. We also face competition from internally developed solutions for companies who choose to insource these needs.

     In addition, we compete with companies that offer free conferencing services and smaller and niche providers of audio, web and video conferencing service providers. We also compete with consumer-oriented technology providers, such as Skype Limited and Google Inc., which are attempting to enter the enterprise collaboration market. We are beginning to compete with customer relationship management, or CRM, providers, such as Salesforce.com, that are beginning to integrate real-time collaboration into their offerings. We believe the breadth, security, reliability and global availability of our service offerings and platforms gives PGi an advantage over these emerging competitors.

Research and Development

     Designing, developing, testing, deploying and supporting innovative virtual meeting technologies allows us to better meet our customers’ needs and to differentiate and position ourselves in larger market segments. For example, during 2010, we completely revamped and launched our web conferencing product, which was released in February 2011 as GlobalMeet. We also recently released iMeet in January 2011 after beta testing and a soft launch completed in the fall of 2010. In addition, we expanded our GlobalMeet®2 platform of media servers, which enables us to smart route traffic around the world using local access points.

     We devote significant resources to the innovation and development of new services, enhancements to existing services and to our websites. We employ approximately 100 research and development professionals. Our research and development expenses from continuing operations for 2010, 2009 and 2008 were $14.1 million, $11.3 million and $11.1 million, respectively.

Suppliers

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2012. These commitments currently total approximately $51.0 million and $23.9 million in 2011 and 2012, respectively.

Government Regulation

     We are subject to various federal, state, local and international laws regulating the provision of our services. The following is a brief description of certain laws and regulations that could impact our business and the business of our customers. For a discussion of how these regulations may adversely impact our business, see Item 1A. Risk Factors – “Risks Related to Government Regulation.”

Telecommunications

     We do not view our conferencing services as traditional common carrier services. Consequently, we have not submitted to all Federal Communications Commission, or FCC, or state public service or utility commission regulations applicable to providers of traditional telecommunications services in the United States. We are subject to certain regulations imposed by the FCC and by international telecommunications regulatory authorities, however, and we may be affected by regulatory decisions, trends or policies issued or implemented by these regulatory authorities. In addition, telecommunications regulatory authorities may conclude our services are subject to the regulations and requirements applicable to common carrier providers of traditional telecommunications services. In June 2008, the FCC issued an order ruling that audio conferencing providers must contribute directly to the federal Universal Service Fund, or USF, on a prospective basis. In accordance with FCC rules, since August 2008, we have filed quarterly and annual reports of revenues of certain of our conferencing subsidiaries with the Universal Service Administration Company, or USAC, and we make contributions to USF and recover those contributions from our applicable conferencing customers. Several providers of audio conferencing services have filed petitions requesting reconsideration of all or portions of the FCC’s order, which are currently pending.

     There continues to be regulatory uncertainty as to the imposition of certain traditional common carrier regulations on voice-over-Internet-Protocol, or VoIP, services, which we use with respect to the delivery of many of our services. The adoption of, or changes in, such telecommunications laws and regulations could increase our operating costs and may affect the available delivery methods for and costs associated with our services.

     Any changes to these requirements, including regulatory authorities seeking to regulate aspects of our services under new laws and regulations, could adversely affect our business and require us to comply with laws and regulations that currently are not applicable to us.

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

     In addition, we provide services to healthcare industry customers that may be subject to the privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The HIPAA privacy and security rules may apply to our services to the extent we are considered a "business associate" of one of our healthcare customers. These rules require a business associate to establish safeguards for individually identifiable health information and may subject a business associate to notification requirements and civil or criminal penalties in the event of a violation.

International Regulations

     We are also subject to regulation by various international regulatory authorities, and because our services are accessible worldwide over the web, foreign jurisdictions may claim that we are required to comply with their laws. For example, countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC if they do not comply with the provisions of their certification. Our subsidiary, American Teleconferencing Services, Ltd., has certified compliance with the EU safe harbor through the U.S. Department of Commerce. In Canada, the Personal Information and Electronic Documents Act, or PIEDA, similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada. As we continue to expand and localize our international activities, we may become obligated to comply with the laws of additional jurisdictions, which may be more stringent or impose more significant burdens on businesses than those in the United States. Compliance in foreign jurisdictions may be more costly or may require us to change or restrict our business practices or services relative to those in the United States.

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

Proprietary Rights and Technology

     Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have six issued U.S. patents and 38 pending U.S. patent applications, as well as one issued international patent and 14 pending international patent applications. We own and use a number of federally registered trademarks and pending applications for trademarks in the United States and in other countries, including Premiere Global Services & Design®, PGI & Design®, PGiConnect®, Powered by Premiere & Design®, Auditorium®, GlobalMeet®, iMeet®, ReadyCast®, ReadyConference®, SaveOnConferences.com®, SoundByte®, SoundCast®, Soundpath® and VisionCast®. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite our efforts to protect our proprietary rights and technology, third-parties may misappropriate our proprietary rights or technology or independently develop technologies that are similar or superior to our technology.

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

Available Information

     Our corporate website is www.pgi.com. Except as explicitly noted, the information on our websites are not incorporated by reference in this annual report or in any information furnished or submitted to the SEC. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Follow the “Investor Relations” tab to “SEC Filings” to access these filings.

Employees

     As of December 31, 2010, we employed approximately 1,700 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Item 1A. Risk Factors

Risks Relating to Our Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors and, as a result, we may not be able to maintain or increase our market share and revenues.

     The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “Business – Competition.” Competition in web and video conferencing services continues to increase as new providers enter the marketplace and offer a broader range of conferencing solutions through new technologies. Many of our current and potential competitors, such as major telecommunications, equipment, software and application service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to continue to emerge. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. Also, we compete with companies with whom we also have distribution relationships or with whom we resell certain of their services, as well as with internally developed solutions for companies who choose to insource these needs. As we expand our market opportunity, we also face pressures from free conferencing providers, and smaller and niche conferencing providers, as well as consumer-oriented technology providers that are attempting to enter the enterprise collaboration market and CRM providers that are beginning to integrate real-time collaboration into their offerings. Increased competition could result in pricing pressure on our services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological change and the development of alternatives to our services may cause us to lose market share and may hinder our ability to maintain or grow our revenues.

     The market for our services is characterized by rapid technological change, frequent new service introductions and enhancements and evolving industry standards. We expect new services and enhancements to existing services to be developed and introduced that will compete with our services. Technological advances may result in the development and commercial availability of alternatives to, or new methods of, delivering our services and pricing options that could be more attractive to our customers. These developments could cause our existing services to become obsolete, result in significant pricing pressure on our services or allow our existing and potential customers to meet their own business communications needs without using our services.

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

     For example, we recently released our new virtual meeting solutions, iMeet and GlobalMeet. In order for these new solutions to succeed in the future, we believe we will need to market and sell to both our existing customer base as well as shifting to entirely new user communities. For this shift outside the traditionally-defined collaboration market to occur, our new solutions must meet a need better than what is currently offered in the market. Our new services and enhancements may not be as successful as our competitors’ solutions. In addition, if we are unable to develop new services and enhancements or if we experience delays or problems with their introduction, the associated negative publicity could result in the delay in, or loss of, market acceptance of our services, and we will not be able to gain market share and increase our revenues.

We are subject to pricing pressures for our services which could cause us to lose market share and decrease revenues and profitability.

     We compete for customers based on several factors, including price. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, we have experienced declines in the average selling price per minute of our services. In some cases, our competitors may offer their services for free, at reduced rates or on a trial basis in order to win customers. In addition, telecommunications service providers will generally have lower telecommunications costs as a result of their ownership of an underlying telecommunications network and may offer services similar to ours at reduced rates. We believe price competition could become a more significant competitive factor in the future due to competitive factors and the rapidly changing marketplace for our services, we have reduced our pricing in certain circumstances and expect we may be required to further reduce our pricing in the future. If we are unable to offset any pricing declines through increased volumes or decreases in our costs, our results of operations could be adversely affected.

Risks Relating to Our Business

Our future success depends on market acceptance of our new services.

     Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we believe that the success of our new iMeet and GlobalMeet solutions will depend on customer perceptions as to the technological and operational benefits or improved user experience associated with it as compared to alternative products and services. A failure to achieve broad market acceptance of, or a decline in the demand for, our new services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services will depend on several factors, including:

  ease of use;

  price;

  reliability;

  accessibility to our services;

  quality of service;

  system security;

  product functionality; and

  the effectiveness of our strategic marketing and sales efforts and distribution channels.

If we do not meet these challenges, our new services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services.

     We believe that continuing to strengthen our current services and brands and effectively launching new services and brands will require continued focus on active marketing efforts. For example, we currently anticipate a significant increase in selling and marketing expense in 2011 as compared to 2010 relating to the commercial releases of our new iMeet and GlobalMeet solutions, as we employ print, television, radio, online and email marketing launch campaigns. The demand for and cost of advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Promotional efforts may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be harmed.

Our success depends on our ability to attract, retain and further penetrate large global enterprise customers.

     We must retain and continue to expand our ability to reach and penetrate large global enterprise customers, including through sales of our new virtual meeting solutions. These customers may request special pricing, such as bundled pricing or volume discounts, which could negatively impact our revenues. These customers generally have longer sales cycles, which make it difficult to predict when these sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

Our customer contracts are typically not exclusive and do not contain revenue commitments.

     We do not typically have long-term or exclusive contracts with our customers or revenue commitments. In addition, our customer contracts generally enable customers to terminate the contract or reduce volume without penalty and are often subject to renegotiation at anytime. Many of our larger enterprise customers allocate their business among multiple service providers with whom we must compete. Any of these developments could result in significant customer and associated revenue loss.

Continuing challenging global economic conditions could adversely affect our business and financial results.

     As widely reported, the prolonged disruption in the global financial markets, including severely diminished liquidity and credit availability, stock market volatility, substantially increased unemployment, reduced corporate profits and capital spending and continuing economic uncertainties have significantly adversely impacted global economic conditions. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment with the jobless recovery and lower global business activity. These difficult economic conditions and the uncertainty about future economic conditions may adversely affect our customers’ level of spending, ability to obtain financing for purchases, ability to make timely payments to us for our services and adoption of new technologies, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, lead to increased price competition and adversely affect our results of operations. These conditions may also force some of our customers, such as customers in the financial services or other industries, to announce additional layoffs, consolidate or declare bankruptcy, which could decrease the market for our services.

If we cannot successfully integrate new technologies, we may not generate sufficient revenues and operational synergies may not develop.

     We have experienced and may continue to experience difficulty integrating new technologies into our existing systems. For example, in 2010, we integrated soft phone technology into our iMeet service for users to interact on virtual meetings via their computers. If we cannot successfully integrate new technologies, we may not generate sufficient revenues and operational synergies may not develop.

Interruption in third-party services that we use could result in service delays and disruptions, a loss of significant customers and revenues or an increase in costs.

     Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and web-based services on favorable terms from traditional and VoIP telecommunications service providers, local exchange carriers, financial systems hosting providers and Internet service providers. We do not own a telecommunications network and host a significant portion of our financial systems through third-parties. As a result, we depend on a variety of third-party providers for telecommunications services, web conferencing services, call origination and termination local transmission, financial systems and Internet access. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, we have experienced service interruptions as a result of our underlying carriers’ network outages, our expanded international coverage access points and increased traffic volumes. Any interruptions in the delivery of our services due to third-party outages could result in a loss of significant customers and revenues.

Price increases from our telecommunications service providers or our inability to efficiently utilize or renegotiate minimum purchase requirements in these agreements could decrease our profitability.

     Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunications service providers. The total amount of our minimum purchase requirements in 2010 was approximately $32.9 million, and we incurred telecommunications costs in excess of these minimums. Agreements with some of our telecommunications service providers contain minimum purchase requirements through 2012. These commitments total approximately $74.9 million, with annual costs of approximately $51.0 million and $23.9 million in 2011 and 2012, respectively. In addition, certain circuits and colocation services that we purchase are subject to term requirements, including penalties for early termination. These service providers are not obligated to renew these agreements or offer the same or lower rates in the future, and these agreements may be subject to termination or modification for reasons outside of our control. Other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements. In connection with our PGiSend sale, we are in the process of segregating terms and commitments with some of our telecommunications service providers and may receive less favorable terms, including pricing and discounts. If we are unable to obtain telecommunications services on favorable terms or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to segregate terms and commitments with our telecommunication service providers as a result of our PGiSend sale could result in similar negative financial conditions.

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

     We currently maintain facilities with telecommunications equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time due to service or network outages and periodic system upgrades, and we may experience downtime in the future. For example, in 2010, we again expanded our presence in colocation facilities. While this provides us with greater geographic diversity, it also can increase the complexity of managing and configuring our network. In addition, in connection with our PGiSend sale, we have a transition period in order to separate out integrated networks and colocation facilities in our international operations. Although we believe that we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services, service interruptions could still occur and result in the loss of significant customers, which could cause us to lose revenues. While we maintain business interruption insurance providing for aggregate coverage of $75.0 million per policy year, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

If we fail to increase our network capacity to meet customer demands, the quality of our service offerings may suffer.

     We continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers. For example, during 2010, we expanded our VoIP conferencing port capacity to meet the needs of growing demand while operating at an acceptable utilization.

Technological obsolescence of our equipment or systems could result in substantial capital expenditures.

     Technological advances may result in the development of new or changing industry standards, which could cause our equipment or systems to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment. For example, we have significantly increased our number of VoIP ports on a global basis. We believe our media servers effectively address our current requirements and enable us to grow our business; however, new standards could be introduced in the future and may require us to upgrade some of these servers in certain regions around the world.

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

     Actual or perceived security breaches could damage our reputation, expose us to a risk of loss or liability and result in a loss of confidence in the security of our services that could potentially have an adverse effect on our business. We may be required to make additional significant investments in efforts to protect against and remedy these types of security breaches. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance, healthcare and financial services industries. Increased interest in data privacy protections and information security obligations could impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. Some of our customers may seek to contractually impose certain data privacy and information security obligations on us. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

     As of December 31, 2010, we had utilized approximately $179.1 million of indebtedness, including approximately $173.3 million in borrowings and $5.8 million in letters of credit outstanding under our $350.0 million credit facility, which consists of a $275.0 million revolver and a $75.0 million accordion feature. Although at December 31, 2010, we do not have any outstanding interest rates swaps, from time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility.

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

     At the scheduled maturity of our credit facility in May 2014 or in the event of an acceleration of the indebtedness under the facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to meet our debt service obligations.

     We conduct substantially all of our business through our subsidiaries. Our ability to pay amounts due under our indebtedness in the future will be dependent upon the ability of our subsidiaries to make cash distributions of earnings, loans or other payments to us or to ATS, the borrower under our credit facility, based on our subsidiaries’ earnings and cash flows. Our subsidiaries may not have sufficient funds or may not be able to distribute sufficient funds to us, due to tax implications or other restrictions, to enable us to service or repay such indebtedness or meet our other obligations.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods, which could have a material adverse effect on our results of operations.

     As of December 31, 2010, we had $296.7 million of goodwill not subject to amortization and $17.0 million of other intangible assets, net of amortization, of which $16.1 million is subject to continuing amortization reflected in our consolidated financial statements. Goodwill is not subject to amortization but is subject to an annual impairment review. We are required to exercise significant judgment in identifying and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Any change in our key assumptions could result in an impairment charge that could materially adversely affect our results of operations and financial condition.

We may be subject to assessment of income, state sales and other taxes for which we have not accrued.

     In certain jurisdictions, we have not collected and remitted state sales tax from our customers. In addition, some of our solutions may be subject to telecommunications excise tax statutes in certain states. During the years ended December 31, 2010 and 2009, we paid $5.6 million and $0.1 million related to the settlement of certain of these state excise and sales tax contingencies.

     We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. At December 31, 2010 and December 31, 2009, we had reserved $1.3 million and $5.8 million, respectively, for certain state excise and sales tax contingencies and interest. These reserved amounts are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations.

     In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. For example, in May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totalling approximately $22.7 million as of June 15, 2009. In February 2011, the Georgia Department of Revenue agreed to withdraw this assessment with prejudice in exchange for a reduction in our Georgia net operating loss carryforward that will have no impact on our statements of operations.

We may not realize the anticipated savings of our restructuring and cost reduction initiatives.

     To allow us to operate more efficiently and control costs, we incurred restructuring charges in 2010 related to the consolidation and streamlining of various functions of our workforce. As part of our 2010 restructuring efforts, we incurred severance costs of approximately $10.2 million, lease termination costs of approximately $0.6 million and exit costs of approximately $1.4 million, including costs incurred prior to our PGiSend sale. As part of these consolidations, we eliminated approximately 165 positions. We will continue to pay the costs associated with these charges over the next 27 months. We may not realize the expected benefits of these initiatives and may incur additional restructuring costs in the future. In addition, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation-related costs in connection with our restructuring efforts. The complex nature of these restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or the impact of the restructuring initiatives may not be immediately apparent. There can be no assurance that our estimates of the savings achievable by these initiatives will be realized, which could have an adverse impact on our financial condition or results of operations.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

     Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven, as we have operated historically without subscription fees or minimum commitments. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. In addition, we believe that the effects of the global recession and our PGiSend sale may make quarterly prior period comparisons difficult. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that our operating results may fail to meet the expectations of public market analysts and investors in a future quarter, which will likely cause the market price of our common stock to decline.

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

     Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended December 31, 2010, the closing price of our common stock ranged from a high of $10.00 to a low of $4.96. The volatility of our stock price can be due to factors such as:

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

     Our performance depends on attracting and retaining key personnel, including highly skilled executive, sales, marketing personnel, customer support, product development and other technical personnel. Failure to attract and retain key employees could have a material adverse effect on the performance of our business, our ability to successfully sell existing services, develop new services and our results of operations.

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

Risks Related to Acquisitions and Divestures

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

  difficulties in the assimilation of the operations, services and personnel of the acquired assets or company, including the need to implement controls, procedures and policies appropriate for a publicly traded company like ours;

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

Our ability to successfully manage the post-sale aspects of the sale of our PGiSend business, including any financial effect from the loss of PGiSend revenue or earnings, could adversely affect our results of operations.

     We must be able to successfully manage the post-sale aspects of the recent divestiture of our PGiSend business, while at the same time delivering on our business objectives. Our results of operations could be adversely affected if we are unable to offset the loss of PGiSend revenue or earnings through growth in our virtual meeting solutions, achieve the desired results and benefits in restructuring our business operations or deliver any expected cost savings associated with the PGiSend sale.

     The sale of our PGiSend business involves additional risks to us, including:

  financial, managerial and operational challenges, including diversion of management and employee attention from our continuing operations;

  continued difficulties with the segregation of contracts, facilities, equipment and financial and other systems, which involves significant financial and employee resources;

  potential adverse effects on existing business relationships with our customers and suppliers, including our telecommunications service providers; and

  potential indemnification claims or disputes with the buyer.

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

     Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third-party claims or proceedings, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third-parties. In addition, our resellers or customers may allege that we are obligated to indemnify them for similar claims made against them. We evaluate such claims when they arise to determine whether the claims are valid or infringed by our operations and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have at times in the past obtained licenses from parties claiming to hold patents that they contended were infringed by our services. For example, in June 2008, we settled a lawsuit filed by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging patent infringement relating to our automated conferencing services and paid Katz for a non-exclusive, fully paid license and release pursuant to this settlement. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of any infringement proceedings or claims, and an adverse outcome could have a material effect on our business, financial condition and results of operations. We ultimately may not prevail on any such claims and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

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

     Regulatory and legislative changes have imposed, or could impose, additional restrictions that may impact our business, including the passage of federal, state, local and international laws, rules and regulations relating to traditional common carrier telecommunications services and to data privacy. Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service or utility commissions, as well as state taxing authorities. Historically, we have not submitted to all regulations applicable to traditional common carrier telecommunication services in the United States. However, it is possible that regulatory authorities may take a different position and may seek to require us to submit to such regulations under the Communications Act of 1934, as amended. The extent to which our services are viewed as the provision of traditional common carrier services will affect the federal regulations with which we must comply. It is possible that state regulatory authorities may also seek to require us to submit to similar regulations under various state laws and that state taxing authorities may similarly attempt to subject our conferencing solutions to their telecommunications excise tax statutes or universal service regulations and remittance requirements. We cannot predict how regulatory requirements may affect customer demand for our conferencing solutions or our existing or future competitors, as well as whether regulatory or taxing authorities will impose additional requirements, regulations, charges or taxes on the provision of certain of our services. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of state government authorities as providers of common carrier telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, fines, forfeitures, taxes, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our business, financial condition and results of operations.

     Many states and foreign jurisdictions have passed laws requiring notification to consumers when there is a security breach of personal data, including credit card and other personally identifiable information. Failure to comply with any applicable data privacy laws could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other losses that could harm our business. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business. In addition, to the extent we may be considered a “business associate” under the HIPAA privacy and security rules, violations of these rules could subject us to criminal and civil penalties, as well as possible contractual penalties and other losses that could harm our business. Although we believe we comply with laws and regulations applicable to us, we could nevertheless be subject to litigation, fines, losses or other penalties under such laws and regulations.

Risks Related to International Operations and Expansion

There are risks inherent in international operations that could hinder our international growth strategy.

     Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we recently formed subsidiaries in India and China. Conducting our business internationally presents numerous inherent difficulties and risks that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

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

     A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. We conduct business in 24 countries with approximately 34% of our consolidated net revenues and 29% of our operating expenses generated in countries outside the United States. As a result, we may experience material losses in revenues and earnings from fluctuations in foreign currencies. We anticipate that such fluctuations will continue to impact our financial results. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our current corporate headquarters occupy approximately 55,000 square feet of office space in Atlanta, Georgia under a lease entered into by one of our subsidiaries, which is guaranteed by us and expires in August 2018. We occupy additional space of approximately 88,000 square feet in Colorado Springs, Colorado under a lease expiring in November 2020 and approximately 88,000 square feet in Olathe, Kansas under a lease expiring in November 2018.

     We have also entered into facility leases for sales offices and server equipment within and outside the United States. We believe that our current facilities and office space are sufficient to meet our present needs and do not anticipate any difficulty securing additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceedings

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009. In February 2011, the Georgia Department of Revenue agreed to withdraw this assessment with prejudice in exchange for a reduction in our Georgia net operating loss carryforward that will have no impact on our statements of operations.

     We are involved in other legal proceedings arising in the ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

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

2010	High	Low

Fourth Quarter	$ 7.71	$ 5.93
Third Quarter	$ 7.14	$ 4.87
Second Quarter	$10.34	$ 6.19
First Quarter	$ 8.86	$ 7.31

2009	High	Low

Fourth Quarter	$ 8.34	$ 7.20
Third Quarter	$10.97	$ 7.63
Second Quarter	$12.93	$ 8.41
First Quarter	$10.74	$ 6.80

     The closing price of our common stock as reported on the NYSE on March 10, 2011 was $6.54. As of March 10, 2011, there were 630 record holders of our common stock.

     We have never paid cash dividends on our common stock, and the current policy of our board of directors is to retain any available earnings for use in the operation and expansion of our business. The payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board and will depend upon our earnings, capital requirements, financial condition and any other factors deemed relevant by our board. Our credit facility contains customary limitations on our ability to declare cash dividends on our common stock.

Issuer Purchases of Equity Securities

The following table sets forth repurchases in the fourth quarter of 2010 of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1 - 31 , 2010	—	—	—	1,749,700
November 1-31, 2010	—	—	—	1,749,700
December 1-31, 2010(2)	8,104,695	$7.25	—	1,749,700

Total	8,104,695	$7.25	—	1,749,700

(1)	In June 2006, our board of directors authorized, and we announced, a stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. Through December 31, 2010, we had repurchased 5,250,300 shares pursuant to our stock repurchase program. We made no repurchases of common stock through our stock repurchase program in the fourth quarter of 2010. Our stock repurchase program does not have an expiration date.

(2)	In December 2010, we completed our cash self-tender offer and retired 8,104,695 shares of our common stock. Our cash self-tender offer was approved by our board of directors and did not count against our previously authorized stock repurchase program. Including stock and transaction fees, the average price paid per share was $7.32.

Stock Performance Graph

     The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500 Composite Stock Price Index and the S&P 500 Software & Services Index for the period beginning December 31, 2005 and ending December 31, 2010. The graph assumes an investment in our common stock, the S&P 500 and the S&P 500 Software & Services Index of $100 on December 31, 2005, and that all dividends were reinvested. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Premiere Global Services, Inc.	100.00	116.11	182.66	105.90	101.48	83.64
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P 500 Software & Services Index	100.00	110.01	130.67	79.42	125.30	134.32

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data

     The following selected consolidated statements of operations data, balance sheets data and statements of cash flows data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements. Our results of operations include net revenues and associated costs for all acquisitions and exclude the effect of current and prior period discontinued operations from the effective date of each acquisition, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2010	2009	2008	2007	2006

Statements of Operations Data:
Net revenues	$441,753	$453,962	$443,272	$358,626	$280,019
Operating income	20,981	45,370	78,079	57,752	31,806
Income from continuing operations attributable to
common and common equivalent shares for:
—basic earnings per share	8,966	25,758	41,383	27,784	15,717
—diluted earnings per share	8,966	25,758	41,383	27,784	15,717
Income from continuing operations per common
and common equivalent shares for:
—basic (1)	$0.15	$0.44	$0.70	$0.44	$0.23
—diluted (1)	$0.15	$0.43	$0.68	$0.43	$0.23
(Loss) Income from discontinued operations	(4,135)	(12,149)	(5,280)	2,658	9,792
Net income attributable to common and common
equivalent shares for:
—basic earnings per share	4,831	13,609	36,103	30,442	25,509
—diluted earnings per share	4,831	13,609	36,103	30,442	25,509
Net income per common and common
equivalent shares for:
—basic (1)	$0.08	$0.23	$0.61	$0.49	$0.37
—diluted (1)	$0.08	$0.23	$0.60	$0.48	$0.37
Shares used in computing income from continuing
operations and earnings per common and
common equivalent shares for:
—basic	58,009	58,823	59,356	62,654	68,933
—diluted	58,355	59,310	60,477	63,940	69,787
Balance Sheets Data (at year end):
Cash and equivalents	$15,101	$41,402	$27,535	$18,259	$18,977
Working capital	22,512	46,444	42,896	21,669	30,169
Total assets	541,657	681,539	666,137	626,608	550,945
Total debt	183,744	266,523	271,489	269,481	138,782
Total shareholders' equity	242,015	281,042	253,834	239,294	316,291

(1)	Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period from unvested restricted shares, stock options and warrants (using the treasury stock method).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     PGi is a leading global leader in virtual meetings. For nearly 20 years, we have innovated technologies that help companies and individuals to meet and collaborate in a more productive and efficient way. We have a global presence in 24 countries in our three segments in North America, Europe and Asia Pacific.

     During 2009 and 2010, we continued our strategy to transition PGi to a virtual meetings company. To that end, we initiated a plan to divest our PGiMarket business during the third quarter of 2009 and completed its sale on November 5, 2009. On October 21, 2010, we completed the sale of our PGiSend business, which was initiated during the fourth quarter of 2010. During 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held-for-sale. Our continuing operations reflect only our virtual meeting solutions. Prior period results in the following discussion and analysis have been reclassified to present these businesses as discontinued operations. As a result, and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

     Key highlights of our financial and strategic accomplishments for 2010 include:

  Generated approximately 17.9% and 12.0% volume growth for the three and twelve months ended December 31, 2010, respectively, compared to the same periods in 2009;

  Decreased our total debt less cash and equivalents by over 25% from $225.1 million at December 31, 2009 to $168.6 million at December 31, 2010;

  Refinanced our existing credit facility that was scheduled to mature in April 2011 with a new, four- year facility that matures in May 2014;

  Completed the sale of our PGiSend business allowing us to become focused on the virtual meeting market;

  Retired our $50.0 million Term A loan with proceeds from our PGiSend sale; and

  Repurchased approximately 8.1 million shares of our common stock through a cash self-tender offer for approximately $58.8 million.

     Our primary corporate objectives in 2011 are focused on continuing to:

  Develop and launch innovative software applications that enable our customers to have more enjoyable and productive virtual meetings; and

  Transition our customers to more integrated, online collaboration solutions that provide a simple, intuitive and visually-rich user experience.

     Specifically, in 2011, our strategic plan includes a continued focus on expanding the delivery options for our services beyond our traditional software-as-a-service model to new models, such as dedicated hosting and managed services. We are also focused on establishing our new virtual meeting solutions, iMeet and GlobalMeet, in the market. We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.

     In 2010, approximately 34% of our consolidated net revenues were generated in countries outside the United States. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during 2010 favorably impacted our consolidated net revenues by approximately $4.1 million as compared to 2009.

     We have historically generated net revenue growth in our meeting solutions. The average rate per minute that we charge our customers continues to decline while total minutes sold continues to increase. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite continued volume growth, price compression caused consolidated net revenues to decline to $441.8 million in 2010 as compared to $454.0 million in 2009.

     We have historically used our cash flows from operating activities for debt repayments, acquisitions, capital expenditures and stock repurchases. As of December 31, 2010, borrowings under our credit facility were $173.3 million. In May 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $400.0 million credit facility, which consisted of a $275.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. On October 21, 2010, a portion of the proceeds from our PGiSend sale were used to retire our $50.0 million Term A loan, reducing the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. See “Capital resources” for a description of our credit facility. We used the remainder of the PGiSend sale proceeds plus additional borrowings on our credit facility to fund our approximately $58.8 million tender offer, as well as to pay certain transactions fees and closing costs related to the sale and the tender offer.

     In addition, we intend to continue to prudently invest in our virtual meeting solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our large, global enterprise customers and to better attract, engage and acquire small- and medium-size business customers. We currently anticipate an increase in selling and marketing expense in 2011 as compared to 2010 relating to the commercial releases of our iMeet and GlobalMeet services. We will also continue to evaluate our cost structure in 2011 to ensure that our businesses are operating as efficiently as possible.

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

Results of Operations

     The following table presents the percentage relationship of our consolidated statements of operations line items to our consolidated net revenues for the periods indicated:

	Years Ended December 31,

	2010	2009	2008

Net revenues	100.0	100.0	100.0

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization
shown separately below)	40.5	39.4	36.9
Selling and marketing	27.6	26.1	23.3
General and administrative (exclusive of expenses shown separately
below)	13.3	12.4	11.4
Research and development	3.2	2.5	2.5
Excise tax expense	0.1	—	0.7
Depreciation	5.9	4.9	4.0
Amortization	1.7	2.3	2.6
Restructuring costs	2.8	2.1	0.4
Asset impairments	0.1	0.2	0.1
Net legal settlements and related expenses	0.1	0.1	0.5
Acquisition-related costs	0.1	0.1	0.0

Total operating expenses	95.3	90.0	82.4

Operating income	4.7	10.0	17.6

Other (expense) income
Interest expense	(2.4)	(2.5)	(3.7)
Unrealized gain on change in fair value of interest rate swaps	0.3	0.7	0.0
Interest income	0.0	0.1	0.2
Other, net	(0.2)	0.1	(0.1)

Total other (expense)	(2.4)	(1.6)	(3.7)

Income from continuing operations before income taxes	2.4	8.4	13.9
Income tax expense	0.3	2.7	4.6

Net income from continuing operations	2.0	5.7	9.3

Loss from discontinued operations, net of taxes	(0.9)	(2.7)	(1.2)

Net income	1.1	3.0	8.1

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in thousands, except percentages):

	Years Ended

	December 31,			Change from 2009 to 2010		Change from 2008 to 2009

	2010	2009	2008	$	%	$	%

Net revenues:
North America	$303,906	$313,860	$307,802	(9,954)	(3.2)	6,058	2.0
Europe	85,342	86,735	79,595	(1,393)	(1.6)	7,140	9.0
Asia Pacific	52,505	53,367	55,875	(862)	(1.6)	(2,508)	(4.5)

Total consolidated	$441,753	$453,962	$443,272	(12,209)	(2.7)	10,690	2.4

Operating income:
North America	$(4,369)	$15,885	$37,655	(20,254)	(127.5)	(21,770)	(57.8)
Europe	20,318	19,306	24,020	1,012	5.2	(4,714)	(19.6)
Asia Pacific	5,032	10,179	16,404	(5,147)	(50.6)	(6,225)	(37.9)

Total operating income	$20,981	$45,370	$78,079	(24,389)	(53.8)	(32,709)	(41.9)

Percent of net revenues:
North America	68.8%	69.1%	69.4%
Europe	19.3%	19.1%	18.0%
Asia Pacific	11.9%	11.8%	12.6%

Consolidated net
revenues	100.0%	100.0%	100.0%

     The following table details the changes in net revenues from the year ended December 31, 2008 to the year ended December 31, 2010 (in thousands):

	Consolidated net revenues	North America net revenue	Europe net revenue	Asia Pacific net revenue

2008	$443,272	$307,802	$79,595	$55,875
Change in volume	64,510	38,865	26,055	(410)
Change in selling prices	(55,477)	(40,682)	(12,272)	(2,523)
Impact of acquisitions	9,863	9,863	—	—
Impact of fluctuations in foreign currency
exchange rates	(8,206)	(1,988)	(6,643)	425

2009	453,962	313,860	86,735	53,367
Change in volume	54,696	41,770	11,671	1,255
Change in selling prices	(71,313)	(53,386)	(11,746)	(6,181)
Impact of acquisitions	346	346	—	—
Impact of fluctuations in foreign currency
exchange rates	4,062	1,316	(1,318)	4,064

2010	$441,753	$303,906	$85,342	$52,505

     All of our operating segments have experienced declines in average selling prices during 2010 and 2009. With the exception of our Asia Pacific operating segment which experienced a decline in volume during 2009, all of our operating segments have experienced increases in volume during 2009 and 2010. This trend is primarily due to a higher mix of large volume enterprise customers and price reductions from existing customers. Our strategic acquisitions have added incremental revenue, while foreign currency exchange rate changes reduced revenue in 2009 and increased revenue in 2010.

Cost of Revenues

	Years Ended December 31,			Change from 2009 to 2010		Change from 2008 to 2009

	2010	2009	2008	$	%	$	%

North America	$134,827	$132,981	$122,692	1,846	1.4	10,289	8.4
Europe	23,828	26,164	22,596	(2,336)	(8.9)	3,568	15.8
Asia Pacific	20,044	19,772	18,428	272	1.4	1,344	7.3

Consolidated	$178,699	$178,917	$163,716	(218)	(0.1)	15,201	9.3

	Years Ended December 31,

	2010	2009	2008

Cost of revenues as a percent of net revenues:
North America	44.4	42.4	39.9
Europe	27.9	30.2	28.4
Asia Pacific	38.2	37.0	33.0
Consolidated	40.5	39.4	36.9

     Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2010 and 2009, each from the previous year, as a result of decreased average selling prices and growth in higher cost of revenue large enterprise customers, partially offset with cost savings realized in our per minute rates paid to telecommunications service suppliers beginning in 2010. Fluctuations in foreign currency exchange rates resulted in an increase in consolidated cost of revenues of approximately $1.2 million in 2010 and a decrease of approximately $1.9 million in 2009, each from the previous year.

     The increase in North America and Asia Pacific cost of revenue as a percentage of operating segment net revenue in 2010 and 2009, each from the previous year, was attributable primarily to growth in higher cost of revenue large enterprise customers. Fluctuations in foreign currency exchange rates resulted in an increase in North America cost of revenue of $0.4 million in 2010 and an increase in Asia Pacific cost of revenue of $1.5 million in 2010, each from the previous year. Fluctuations in foreign currency exchange rates resulted in a decrease in North America cost of revenue of $0.5 million in 2009 and an increase in Asia Pacific cost of revenue of $0.1 million in 2009, each from the previous year.

     The decrease in Europe cost of revenue as a percentage of operating segment net revenue in 2010 from the previous year was attributable primarily to cost savings realized in our per minute rates paid to telecommunications service suppliers. The increase in Europe cost of revenue as a percentage of operating segment net revenue in 2009 from the previous year was attributable primarily to growth in higher cost of revenue large enterprise customers. Fluctuations in foreign currency exchange rates resulted in a decrease in Europe cost of revenue of $0.7 million in 2010 and $1.7 million in 2009, each from the previous year.

Selling and Marketing Expenses

	Years Ended December 31,			Change from 2009 to 2010		Change from 2008 to 2009

	2010	2009	2008	$	%	$	%

North America	$78,860	$75,914	$66,913	2,946	3.9	9,001	13.5
Europe	25,945	27,227	22,692	(1,282)	(4.7)	4,535	20.0
Asia Pacific	17,229	15,245	13,657	1,984	13.0	1,588	11.6

Consolidated	$122,034	$118,386	$103,262	3,648	3.1	15,124	14.6

	Years Ended December 31,

	2010	2009	2008

Selling and marketing expenses as a percent of net revenues:
North America	25.9	24.2	21.7
Europe	30.4	31.4	28.5
Asia Pacific	32.8	28.6	24.4
Consolidated	27.6	26.1	23.3

     Selling and marketing expenses in our North America operating segment increased in 2010 from the previous year primarily as a result of costs related to the launch of our iMeet and GlobalMeet services. Selling and marketing expenses in our Europe operating segment decreased in 2010 from the previous year as a result of cost savings realized through our expense structure optimization efforts. Selling and marketing expenses in our Asia Pacific operating segment increased in 2010 from the previous year primarily as a result of our increased selling and marketing investments made to expand our presence in this region. Fluctuations in foreign currency exchange rates during 2010 compared to 2009 resulted in increased selling and marketing expenses in North America and Asia Pacific of $0.3 million and $1.6 million, respectively, and decreased selling and marketing expenses in Europe of $0.4 million.

     Selling and marketing expenses in all of our operating segments increased in 2009 from the previous year primarily as a result of selling and marketing investments to increase our brand recognition and product awareness. Fluctuations in foreign currency exchange rates during 2009 compared to 2008 resulted in decreased selling and marketing expenses in North America and Europe of $0.2 million and $2.8 million respectively, and an increase in selling and marketing expense in Asia Pacific of $0.3 million.

General and Administrative Expenses

	Years Ended December 31,			Change from 2009 to 2010		Change from 2008 to 2009

	2010	2009	2008	$	%	$	%

North America	$42,385	$40,761	$38,012	1,624	4.0	2,749	7.2
Europe	9,041	9,454	6,531	(413)	(4.4)	2,923	44.8
Asia Pacific	7,150	6,071	6,120	1,079	17.8	(49)	(0.8)

Consolidated	$58,576	$56,286	$50,663	2,290	4.1	5,623	11.1

	Years Ended December 31,

	2010	2009	2008

General and administrative expenses as a percent of net revenues:
North America	13.9	13.0	12.3
Europe	10.6	10.9	8.2
Asia Pacific	13.6	11.4	11.0
Consolidated	13.3	12.4	11.4

     General and administrative expenses in our North America operating segment increased in 2010 from the previous year primarily as a result of increased professional fees and bad debt expense, offset in part by cost savings realized through our expense structure optimization efforts. General and administrative expenses in our Europe operating segment decreased in 2010 from the previous year as a result of cost savings realized through our expense structure optimization efforts, partially offset by consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our telecommunications service suppliers. General and administrative expenses in our Asia Pacific operating segment increased in 2010 from the previous year primarily as a result of the strengthening of the Australian Dollar and the Japanese Yen against the U.S. Dollar and consulting fees incurred to assist us with initiatives to decrease per minute rates paid to our telecommunications service suppliers. Fluctuations in foreign currency exchange rates during 2010 compared to 2009 resulted in increased general and administrative expenses in Asia Pacific of $0.7 million, decreased general and administrative expenses in Europe of $0.2 million and had minimal impact on North America general and administrative expenses.

     General and administrative expenses in all of our operating segments increased in 2009 from the previous year excluding the impact of fluctuations in foreign currency. These increases were primarily a result of our global investments to support our increased focus on our virtual meeting services. Fluctuations in foreign currency exchange rates during 2009 compared to 2008 resulted in decreased general and administrative expenses in North America and Europe of $0.2 million and $0.6 million respectively, and an increase in general administrative expenses in Asia Pacific of $0.2 million.

Research and Development Expenses

     Consolidated research and development expenses from continuing operations increased 25.0% to $14.1 million in 2010 from $11.3 million in 2009 and increased 2.2% in 2009 from $11.1 million in 2008. We incurred the majority of research and development expenses in North America to develop new services, features and enhancements to existing services. The increase in consolidated research and development expenses is primarily associated with additional resources invested in the maintenance and support of our various solutions and new product development relating primarily to our iMeet and our Global Meet services.

Excise and Sales Tax Expense

     During 2008, we recorded $2.9 million as excise and sales tax expense and $1.1 million as interest expense related to a certain state’s telecommunications excise tax statute. We finalized our agreement with that state during 2010 for tax years 2001 – 2006 with a payment of $4.7 million, and recorded an additional $0.7 million as interest. In order to ensure that we are appropriately reserved for future settlements of such taxes, we also recorded an additional $0.4 million as excise and sales tax expense during 2010.

Equity-Based Compensation Expense

     Equity-based compensation expense for restricted stock awards and non-qualified stock options was included in operating expenses. The expense was recorded n the line items below (in thousands):

	Years Ended December 31,

	2010	2009	2008

Cost of revenues	$237	$364	$279
Selling and marketing	1,630	2,057	2,747
Research and development	718	1,205	1,125
General and administrative	6,012	6,869	8,078

Equity-based compensation expense	8,597	10,495	12,229
Income tax benefits	(3,009)	(3,568)	(4,158)

Total equity-based compensation expense, net of tax	$5,588	$6,927	$8,071

Depreciation Expense

	Years Ended December 31,			Change from 2009 to 2010		Change from 2008 to 2009
	2010	2009	2008	$	%	$	%
North America	$22,040	$18,840	$15,409	3,200	17.0	3,431	22.3
Europe	2,375	1,908	1,563	467	24.5	345	22.1
Asia Pacific	1,565	1,411	942	154	10.9	469	49.8

Consolidated	$25,980	$22,159	$17,914	3,821	17.2	4,245	23.7

	Years Ended December 31,

	2010	2009	2008

Depreciation expense as a percent of net revenues:
North America	7.3	6.0	5.0
Europe	2.8	2.2	2.0
Asia Pacific	3.0	2.6	1.7
Consolidated	5.9	4.9	4.0

     Consolidated depreciation expense increased in 2009 and 2010 each from the previous year as a result of increases in our productive asset base.

Amortization Expense

	Years Ended December 31,			Change from 2009 to 2010		Change from 2008 to 2009

	2010	2009	2008	$	%	$	%

North America	$5,552	$8,648	$9,384	(3,096)	(35.8)	(736)	(7.8)
Europe	1,560	1,633	1,838	(73)	(4.5)	(205)	(11.2)
Asia Pacific	274	236	255	38	16.1	(19)	(7.5)

Consolidated	$7,386	$10,517	$11,477	(3,131)	(29.8)	(960)	(8.4)

	Years Ended December 31,

	2010	2009	2008

Amortization expense as a percent of net revenues:
North America	1.8	2.8	3.0
Europe	1.8	1.9	2.3
Asia Pacific	0.5	0.4	0.5
Consolidated	1.7	2.3	2.6

     Consolidated amortization expense decreased in 2010 and 2009, each from the previous year, primarily as a result of the decrease in North America amortization expense related to customer list and non-compete intangible assets from acquisitions made in 2004 and 2003 that have become fully amortized, partially offset by intangible amortization expense resulting from our 2009 and 2008 acquisitions.

Restructuring Costs

     Consolidated restructuring costs from continuing operations were $12.3 million, $9.4 million and $1.7 million in 2010, 2009 and 2008, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. The discussion below includes costs related to our continuing and discontinued operations.

Realignment of Workforce – 2010

     During 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to our PGiSend sale as restructuring costs. On a segment basis, these restructuring costs totaled $8.5 million in North America, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million, $2.5 million in Europe and $1.2 million in Asia Pacific.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. During 2010, we adjusted our initially recorded severance and exit costs by $0.5 million in North America and ($0.6) million in Europe. Also during 2010, we adjusted our initially recorded lease termination costs by $1.0 million in North America and recorded $0.1 million of accretion due to the passage of time.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in 2009 in Europe of ($0.1) million and in North America of $0.1 million.

Realignment of Workforce – Prior to 2008

     During 2003, we recorded a restructuring reserve related to a lease obligation in North America. During 2009, we revised assumptions used in determining the estimated costs associated with this lease and recorded an additional $3.2 million of lease termination costs. Further revisions during 2010 resulted in $0.3 million of additional lease termination costs. In connection with our PGiSend sale, we assigned this lease to the acquirer and, as a result, we removed the liability from our consolidated balance sheet.

Net Legal Settlements and Related Expenses

     Net legal settlements and related expenses were $0.7 million, $0.3 million and $2.1 million in 2010, 2009 and 2008, respectively. Net legal settlements and related expenses in 2010 were primarily attributable to legal fees incurred during the defense of the state income tax matter described in Note 16 to our consolidated financial statements and settlement of other non-material litigation matters. Net legal settlements and related expenses in 2009, and 2008 resulted from our settlement of several litigation matters and disputes, including certain matters as previously disclosed in our “Commitments and Contingencies” note to our consolidated financial statements and in “Legal Proceedings” in our SEC filings.

Interest Expense

     The majority of our interest expense from continuing operations is incurred in North America and was $10.8 million, $11.3 million and $16.5 million in 2010, 2009 and 2008, respectively. Interest expense decreased during 2010 primarily as a result of the expiration of our final $100.0 million interest rate swap in August 2010, partially offset by increased interest rates on our new credit facility, $0.2 million of debt issuance cost related to our prior credit facility written off in the second quarter of 2010 and $0.7 million of state excise and sales tax interest incurred during the 2010. Interest expense decreased during 2009 primarily as a result of the expiration of one of our prior $100.0 million interest rate swaps and the reduction of average one-month LIBOR rates as compared to prior years. In addition, 2008 interest expense included $1.1 million of state excise and sales tax interest. As of December 31, 2010, we do not have any outstanding interest rate swaps. The weighted-average outstanding balance on our credit facility was $247.9 million, $282.0 million and $290.0 million during 2010, 2009 and 2008, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our outstanding debt including using a portion of the proceeds from our PGiSend sale, partially offset by debt issuance costs that we incurred in connection with our new credit facility.

Unrealized Gain (Loss) on Change in Fair Value of Interest Rate Swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of December 31, 2010, we do not have any outstanding interest rate swaps.

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as

“Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to a gain of $1.2 million and $3.4 million and a loss of $0.1 million in 2010, 2009 and 2008, respectively.

Other, Net

     Other, net was a loss of $1.1 million, a gain of $0.3 million and a loss of $0.6 million in 2010, 2009, and 2008, respectively. Other, net was comprised primarily of foreign currency exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated payables and receivables into their respective functional currency.

Income Taxes

     Income tax expense for the years ended December 31, 2010, 2009 and 2008 from continuing operations was $1.5 million, $12.4 million, and $20.4 million, respectively. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010 as well as our PGiSend sale. The decline in income tax expense between 2009 and 2008 was primarily related to the decrease in income from continuing operations in 2009, partially offset by the impact of establishing an accounting valuation allowance against deferred tax assets for certain foreign subsidiaries.

     As of December 31, 2010 and 2009, we have $3.7 million and $5.7 million, respectively, of unrecognized tax benefits, all of which if recognized would affect our annual effective tax rate. If the statutes of limitations expire on certain unrecognized tax benefits, as projected, the balance could change significantly over the next 12 months.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock with an excercise price of $9.21 per share. These warrants were fully vested 12 months after the grant date. We allocated the $0.3 million fair value of the warrants to in-process research and development in other intangible assets. Beginning in the fourth quarter of 2010, the in-process research and development is being amortized over a 36-month useful life. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

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

Discontinued Operations

PGiSend

     On October 21, 2010, we completed the sale of our PGiSend messaging business through the sale of all of the issed and outstanding equity interest in our wholly-owned subsidiaries, Xpedite Systems, LLC and Premiere Global Services (UK) Limited, and the sale of certain assets of Premiere Conferencing (Canada) Limited to EasyLink Services International Corporation for an aggregate purchase price of $105.0 million. Prior period operating results have been reclassified to present this business as discontinued operations.

Maritime Notification and Reminder Solutions

     During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held-for-sale. This disposal group consists of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that we resell through our Japanese subsidiary. All assets and liabilities of this disposal group have been classified separately as of December 31, 2010. All assets of the disposal group held for sale consist of accounts receivable of $4.3 million, net of allowances of $0.3 million. Liabilities of the disposal group held for sale consist of $3.1 million of accounts payable. We expect this disposal to be completed prior to December 31, 2011.

PGiMarket

     On November 5, 2009, we completed the sale of our PGiMarket business. Results of operations of this business are presented as discontinued operations for all periods. In connection with this divestiture, during 2009, we recorded a non-cash charge of $7.0 million in discontinued operations to reduce the carrying value of the assets associated with this business to their estimated fair value of $1.4 million, of which $1.0 million was cash received at closing and $0.4 million was an estimate of cash to be received based on the achievement of certain revenue targets in 2010 under an earn-out provision. During 2010, we adjusted our estimate of cash to be received under the earn-out provision to $0.7 million and recorded the $0.3 million adjustment as part of net income from discontinued operations.

     We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010, 2009 and 2008. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,

	2010	2009	2008

Net revenue from discontinued operations	$111,830	$150,195	$180,956

Operating income (loss)	12,352	(6,148)	(7,476)
Interest expense	(1,256)	(2,143)	(2,937)
Loss on disposal	(12,317)	(6,972)	—
Income tax (expense) benefit	(2,914)	3,114	5,133

Loss from discontinued operations, net of taxes	$(4,135)	$(12,149)	$(5,280)

Liquidity and Capital Resources

     At December 31, 2010, we have utilized $179.1 million of our $275.0 million credit facility, with $173.3 million in borrowings and $5.8 million in letters of credit outstanding. On October 21, 2010, a portion of the proceeds from our PGiSend sale were used to retire our $50.0 million Term A loan, reducing the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of December 31, 2010, we have no outstanding interest rate swaps.

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

     As of December 31, 2010, we had $15.1 million in cash and equivalents compared to $41.4 million as of December 31, 2009. Cash balances residing outside of the United States as of December 31, 2010 were $14.0 million compared to $40.4 million as of December 31, 2009. We receive cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash Provided by Operating Activities

     Consolidated operating cash flows were $47.9 million, $76.1 million and $91.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decreases in net cash provided by operating activities in each of 2010 and 2009 from the prior years were primarily due to lower net income.

Cash Used in Investing Activities

     Consolidated investing activities provided cash of $17.8 million in 2010 and used cash of $34.2 million and $56.3 million in 2009 and 2008, respectively. Cash provided by investing activities for 2010 was primarily related to our PGiSend sale, partially offset by $32.9 million of capital expenditures. The principal uses of cash in investing activities in 2009 included $26.9 million of capital expenditures and $8.4 million of cash for acquisitions, primarily related to our LINK acquisition, offset by proceeds of $1.0 million for our PGiMarket sale. The principal uses of cash in investing activities in 2008 included $25.5 million of capital expenditures and $30.3 million relating to our 2008 business acquisitions and working capital settlements for our acquisitions prior to 2008.

Cash Provided by Financing Activities

     Consolidated financing activities used cash of $102.7 million, $27.9 million and $13.9 million in 2010, 2009 and 2008, respectively. The primary uses of cash for financing activities in 2010 included $41.8 million of net payments on our credit facility and $61.6 million in treasury stock purchases, including an aggregate of $59.4 million for stock and transaction fees related to our tender offer. The primary uses of cash for financing activities in 2009 included $15.6 million of net payments on our credit facility and $14.5 million in treasury stock purchases. The primary uses of cash for financing activities in 2008 included $1.3 million of net proceeds on our credit facility offset by $18.8 million in treasury stock purchases.

Off-balance Sheet Arrangements

     As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and Contingencies

     The following table summarizes our contractual obligations at December 31, 2010 (in thousands):

	Amounts committed	2011	2012	2013	2014	2015	There- after

Contractual obligation:
Current borrowings on credit
facility	$173,338	$—	$—	$—	$173,338	$—	$—
Operating leases	99,116	16,038	14,988	12,941	11,278	9,732	34,139
Telecommunications service
agreements	74,880	50,988	23,892	—	—	—	—
Restructuring costs	10,099	7,281	1,078	477	458	289	516
Capital leases and interest	12,447	4,995	4,454	2,767	214	17	—
Credit facility commitment fees
and interest	19,295	6,071	5,472	5,472	2,280	—	—
Asset retirement obligation	590	—	122	333	75	—	60
Acquisitions	342	195	147	—	—	—	—

	$390,107	$85,568	$50,153	$21,990	$187,643	$10,038	$34,715

     The table above excludes $3.7 million of uncertain tax positions because we are unable to determine when, or if, payment of these amounts will be made.

Excise and Sales Tax

     In certain jurisdictions, we have not collected and remitted state sales tax from our customers. In addition, some of our solutions may be subject to telecommunications excise tax statutes in certain states. During the years ended December 31, 2010 and 2009, we paid $5.6 million and $0.1 million, respectively, of tax and interest related to the settlement of these state excise and sales tax contingencies.

     We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. At December 31, 2010 and 2009, we had reserved $1.3 million and $5.8 million, respectively, for certain state excise and sales tax contingencies and interest. These reserved amounts are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Capital Resources

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $400.0 million credit facility, which consisted of a $275.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. All commitments under our prior credit facility, which was scheduled to mature in April 2011, were terminated, and all outstanding borrowings were repaid. In October 2010, we amended our credit agreement and retired our $50.0 million Term A loan, which reduced the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. In addition, this amendment provided relief for certain items related to our PGiSend sale. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.75% and 2.75%, respectively, at December 31, 2010 under our new credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2010, was 3.0%. Our credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At December 31, 2010, we were in compliance with the covenants under our credit facility. At December 31, 2010, we had $173.3 million of borrowings and $5.8 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of December 31, 2010, we do not have any outstanding interest rate swaps.

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $1.2 million, $3.4 million, and ($0.1) million during the years ended December 31, 2010, 2009, and 2008, respectively.

     Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive gain” in our consolidated balance sheets and amounted to a gain of $1.0 million, net of taxes, for 2010.

     We recognize the fair value of derivatives in our consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. As of December 31, 2010, our swaps have all expired, and no related balance is carried on our balance sheet. The amount recognized in “Current Liabilities” was $2.8 million at December 31, 2009.

Liquidity

     At December 31, 2010, we had $15.1 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the year ended December 31, 2010. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual consolidated net revenues) and to fund research and development expenses for new services and enhancements to existing services (which historically have been 2% to 3% of annual consolidated net revenues). Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At December 31, 2010, we had $95.9 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund acquisitions and stock repurchases. In October 2010, a portion of the proceeds from the PGiSend sale were used to retire our $50.0 million Term A loan, to fund our $58.8 million tender offer and to pay certain transactions fees and closing costs related to the sale and the tender off.

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

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute and, prior to reclassifying our discontinued businesses as discontinued operations, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and have fixed-period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected ..

Allowance for Uncollectible Accounts Receivable

     Prior to the recognition of revenue, we make a decision that collectability is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in our customer payment terms and other trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $64.2 million and $89.9 million, net of allowance for uncollectible accounts receivable of $0.9 million and $1.7 million, as of December 31, 2010 and 2009, respectively. If the financial condition of our customers were to deteriorate, resulting in impairment to their ability to make payments, additional allowances may be required.

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

     Goodwill is not subject to amortization but is subject to an annual impairment review. We completed these reviews as of December 31, 2010, 2009 and 2008. We did not recognize an impairment of our goodwill during 2010 with our PGiSend sale, but we did dispose of goodwill associated with that business in connection with the sale. We recognized an impairment of our goodwill in 2009 associated with the sale of our PGiMarket business. See “Discontinued Operations.”

     Other intangible assets with finite lives continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets and goodwill amounted to $313.6 million and $379.4 million as of December 31, 2010 and 2009, respectively. Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     Our net deferred tax liability as of December 31, 2010 was $3.0 million and our net deferred tax asset as of December 31, 2009 was $1.1 million, net of valuation allowances of $34.4 million and $17.2 million, respectively. We have recorded our valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and capital losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reverse an existing valuation allowance which could materially impact our financial condition and results of operations.

     Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of unrecognized tax benefits at December 31, 2010 and 2009 was $3.7 million and $5.7 million, respectively, all of which, if recognized, would affect our annual effective tax rate.

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

Legal Contingencies

     We are currently involved in certain litigation matters as disclosed in Part I Item 3.“Legal Proceedings” and Note 16 to our consolidated financial statements in this annual report. We accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Our estimates are subject to change, and we adjust the financial impact in the period in which such matters are resolved.

Derivative Instruments

     We have used derivative instruments from time to time to manage risks related to interest rates. During the years ended December 31, 2010 and 2009, our derivative instruments were limited to interest rate swaps. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009 and the other expired in August 2010, so there is no associated asset or liability on our consolidated balance sheet as of December 31, 2010.

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

Subsequent Events

     In March 2011, through the filing of this annual report, we repurchased an aggregate of 320,100 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.1 million.

New and Recently Adopted Accounting Pronouncements

     In December 2010, the Financial Accounting Standards Boards, or FASB, issued Accounting Standards Update, or ASU, No. 2010-28 “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2010. ASU No. 2010-28 is not expected to have a material impact on our consolidated financial position or results of operations.

     In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” which amends the FASB Accounting Standards Codification, or ASC, to require any public entity that enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We plan to implement these provisions for all acquisitions completed beginning in 2011 and provide the appropriate disclosures for any material acquisitions.

     In April 2010, the FASB issued ASU, No. 2010-13 “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which amends the ASC to provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade. The ASU states that if such awards meet all the criteria for equity they should be classified as such and not as a liability based solely on the currency they are denominated in. This guidance is effective for fiscal years beginning on or after December 15, 2010. ASU No. 2010-13 is not expected to have a material impact on our consolidated financial position or results of operations.

     In February 2010, the FASB issued ASU, No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” as an amendment to ASC Topic 855, Subsequent Events. As a result of ASU No. 2010-09, SEC registrants are no longer required to disclose the date through which management evaluated subsequent events in the financial statements. ASU No. 2010-09 was effective March 31, 2010 for our consolidated financial statements. The adopted provisions of ASU No. 2010-09 are limited to disclosures and did not have any effect on our consolidated financial position or results of operations.

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

     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition, Multiple-Deliverable Revenue Arrangements,” an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. In the same month, the FASB also issued ASU No. 2009-14, “Software, Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. This update excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and includes such products in the multiple-deliverable revenue guidance discussed above. This guidance is effective for fiscal years beginning on or after June 15, 2010. The relevant provisions of ASU No. 2009-13 and ASU No. 2009-14 are not expected to have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of December 31, 2010, we have no outstanding swaps.

     At December 31, 2010, we had borrowings of approximately $173.3 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.7 million based on our December 31, 2010 debt level.

     We generated approximately 34% of our consolidated net revenues and 29% of our operating expenses in countries outside of the United States in 2010. Additionally, we have foreign currency denominated debt as part of our credit facility. At December 31, 2010, we had debt outstanding of CAD$1.9 million and AUD$1.0 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues for 2010 by approximately $15.1 million, operating expenses for 2010 by approximately $12.4 million and outstanding debt by approximately $0.3 million. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at December 31, 2010.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Global Services, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Premiere Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Premiere Global Services, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the accompanying 2008 consolidated financial statements have been retrospectively adjusted for discontinued operations.

/s/ Deloitte & Touche LLP

Atlanta, GA
February 27, 2009 (March 14, 2011 as to Note 5)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share data)

ASSETS	2010	2009

CURRENT ASSETS
Cash and equivalents	$15,101	$41,402
Accounts receivable (less allowances of $930 and $1,702, respectively)	64,243	89,906
Prepaid expenses and other current assets	19,941	10,735
Income taxes receivable	2,870	3,313
Deferred income taxes, net	5,337	7,261
Assets of a disposal group held for sale	4,319	—

Total current assets	111,811	152,617

PROPERTY AND EQUIPMENT, NET	107,238	137,235

OTHER ASSETS
Goodwill	296,681	354,609
Intangibles, net of amortization	16,967	24,840
Deferred income taxes, net	1,442	2,703
Restricted cash	—	103
Other assets	7,518	9,432

Total assets	$541,657	$681,539

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,282	$51,502
Income taxes payable	768	7,820
Accrued taxes, other than income taxes	4,671	6,947
Accrued expenses	27,585	28,543
Current maturities of long-term debt and capital lease obligations	3,577	3,596
Accrued restructuring costs	7,273	7,765
Liabilities of a disposal group held for sale	3,143	—

Total current liabilities	89,299	106,173

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	180,167	262,927
Accrued restructuring costs	2,321	5,392
Accrued expenses	18,032	17,133
Deferred income taxes, net	9,823	8,872

Total long-term liabilities	210,343	294,324

COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 52,253,125
and 59,392,311 shares issued and outstanding, respectively	523	594
Additional paid-in capital	491,833	544,896
Notes receivable, shareholder	—	(1,814)
Accumulated other comprehensive gain	13,679	6,217
Accumulated deficit	(264,020)	(268,851)

Total shareholders' equity	242,015	281,042

Total liabilities and shareholders’ equity	$541,657	$681,539

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share data)

	2010	2009	2008

Net revenues	$441,753	$453,962	$443,272

Operating expenses
Cost of revenues (exclusive of depreciation and amortization
shown separately below)	178,699	178,917	163,716
Selling and marketing	122,034	118,386	103,262
General and administrative (exclusive of expenses shown
separately below)	58,576	56,286	50,663
Research and development	14,136	11,307	11,066
Excise and sales tax expense	439	—	2,890
Depreciation	25,980	22,159	17,914
Amortization	7,386	10,517	11,477
Restructuring costs	12,257	9,427	1,663
Asset impairments	290	684	234
Net legal settlements and related expenses	659	297	2,126
Acquisition-related costs	316	612	182

Total operating expenses	420,772	408,592	365,193

Operating income	20,981	45,370	78,079

Other (expense) income
Interest expense	(10,785)	(11,308)	(16,474)
Unrealized gain (loss) on change in fair value of interest rate swaps	1,228	3,366	(106)
Interest income	157	419	923
Other, net	(1,075)	311	(612)

Total other expense	(10,475)	(7,212)	(16,269)

Income from continuing operations before income taxes	10,506	38,158	61,810
Income tax expense	1,540	12,400	20,427

Net income from continuing operations	8,966	25,758	41,383

Loss from discontinued operations, net of taxes	(4,135)	(12,149)	(5,280)

Net income	$4,831	$13,609	$36,103

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	58,009	58,823	59,356

Basic net income (loss) per share
Continuing operations	$0.15	$0.44	$0.70
Discontinued operations	(0.07)	(0.21)	(0.09)

Net income per share	$0.08	$0.23	$0.61

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	58,355	59,310	60,477

Diluted net income (loss) per share
Continuing operations	$0.15	$0.43	$0.68
Discontinued operations	(0.07)	(0.20)	(0.09)

Net income per share	$0.08	$0.23	$0.60

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31,
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2007	$618	$548,418	$(1,702)	$(318,563)	$10,523	$239,294

Comprehensive income, net of taxes:
Net income	—	—	—	36,103	—	36,103
Translation adjustments, net of taxes	—	—	—	—	(16,252)	(16,252)
Change in unrealized loss, derivatives, net of taxes	—	—	—	—	(2,583)	(2,583)

Comprehensive income, net of taxes						17,268

Issuance of common stock:
Exercise of stock options	3	2,523	—	—	—	2,526
Equity-based compensation	—	11,663	—	—	—	11,663
Treasury stock purchase and retirement	(15)	(14,236)	—	—	—	(14,251)
Redemption of restricted shares, net	2	(3,230)	—	—	—	(3,228)
Income tax benefit from equity awards	—	663	—	—	—	663
Payments and interest related to notes receivable, shareholder	—	—	(101)	—	—	(101)

Balance, December 31, 2008	$608	$545,801	$(1,803)	$(282,460)	$(8,312)	$253,834

Comprehensive income, net of taxes:
Net income	—	—	—	13,609	—	13,609
Translation adjustments, net of taxes	—	—	—	—	12,955	12,955
Change in unrealized gain, derivatives, net of taxes	—	—	—	—	1,574	1,574

Comprehensive income, net of taxes						28,138

Issuance of common stock:
Exercise of stock options	2	561	—	—	—	563
Equity-based compensation	—	10,646	—	—	—	10,646
Treasury stock purchase and retirement	(16)	(11,585)	—	—	—	(11,601)
Redemption of restricted shares, net	—	(2,515)	—	—	—	(2,515)
Warrants issued	—	344	—	—	—	344
Income tax benefit from equity awards	—	1,644	—	—	—	1,644
Payments and interest related to notes receivable, shareholder	—	—	(11)	—	—	(11)

Balance, December 31, 2009	$594	$544,896	$(1,814)	$(268,851)	$6,217	$281,042

Comprehensive income, net of taxes:
Net income	—	—	—	4,831	—	4,831
Write-off of cumulative translation adjustments, net of taxes	—	—	—	—	4,676	4,676
Translation adjustments, net of taxes	—	—	—	—	1,777	1,777
Change in unrealized gain, derivatives, net of taxes	—	—	—	—	1,009	1,009

Comprehensive income, net of taxes						12,293

Issuance of common stock:
Equity-based compensation	—	8,581	—	—	—	8,581
Treasury stock purchase and retirement	(81)	(59,261)	—	—	—	(59,342)
Redemption of restricted shares, net	10	(1,832)	—	—	—	(1,822)
Income tax deficiency from equity awards	—	(551)	—	—	—	(551)
Payments and interest related to notes receivable, shareholder	—	—	1,814	—	—	1,814

Balance, December 31, 2010	$523	$491,833	$—	$(264,020)	$13,679	$242,015

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,831	$13,609	$36,103
Loss from discontinued operations, net of taxes	4,135	12,149	5,280

Income from continuing operations	8,966	25,758	41,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,980	22,159	17,914
Amortization	7,386	10,517	11,477
Amortization of debt issuance costs	917	614	564
Write-off of unamortized debt issuance costs	161	—	—
Net legal settlements and related expenses	659	297	2,126
Payments for legal settlements and related expenses	(417)	(132)	(2,104)
Deferred income taxes, net of effect of acquisitions	(3,448)	1,180	14,114
Restructuring costs	12,257	9,427	1,663
Payments for restructuring costs	(9,537)	(4,326)	(1,447)
Asset impairments	290	684	234
Equity-based compensation	8,597	10,495	12,229
Excess tax benefits from share-based payment arrangements	—	(1,716)	(1,149)
Unrealized (gain) loss on change in fair value of interest rate swaps	(1,228)	(3,366)	106
Provision for doubtful accounts	855	209	(449)
Excise and sales tax expense	—	—	2,890
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,493	4,493	(11,810)
Other assets and liabilities	(5,752)	8,389	(1,714)
Accounts payable and accrued expenses	738	(8,555)	5,059

Net cash provided by operating activities from continuing operations	47,917	76,127	91,086

Net cash provided by operating activities from discontinued operations	17,901	13,275	15,002

Net cash provided by operating activities	65,818	89,402	106,088

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32,868)	(26,856)	(25,512)
Other investing activities	10	101	(467)
Business disposition	51,281	1,000	—
Business acquisitions, net of cash acquired	(591)	(8,421)	(30,275)

Net cash provided by (used in) investing activities from continuing operations	17,832	(34,176)	(56,254)

Net cash used in investing activities from discontinued operations	(6,009)	(14,577)	(24,468)

Net cash provided by (used in) investing activities	11,823	(48,753)	(80,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(200,586)	(201,657)	(529,572)
Proceeds from borrowing arrangements	158,756	186,019	530,841
Payment of debt issuance costs	(1,165)	(147)	(8)
Repayment of shareholder notes	1,904	93	—
Excess tax benefits from share-based payment arrangements	—	1,716	1,149
Purchase of treasury stock, at cost	(61,603)	(14,491)	(18,824)
Exercise of stock options	—	563	2,527

Net cash provided by (used in) financing activities from continuing operations	(102,694)	(27,904)	(13,887)

Net cash used in financing activities from discontinued operations	(90)	(108)	(138)

Net cash used in financing activities	(102,784)	(28,012)	(14,025)

Effect of exchange rate changes on cash and equivalents	(1,158)	1,230	(2,065)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(26,301)	13,867	9,276

CASH AND EQUIVALENTS, beginning of period	41,402	27,535	18,259

CASH AND EQUIVALENTS, end of period	$15,101	$41,402	$27,535

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

     PGi is a global leader in virtual meetings. For nearly 20 years, we have innovated new technologies that help companies and individuals meet and collaborate in more productive and efficient ways. PGi has a global presence in 24 countries in our three segments in North America, Europe and Asia Pacific.

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

Principles of Consolidation and Basis of Presentation

     The financial statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise stated, current and prior period results in our consolidated statements of operations and cash flows and these notes reflect our results from continuing operations and exclude the effect of current and prior period discontinued operations. See Note 5 to our consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Equivalents and Restricted Cash

     Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less. Cash balances that are legally restricted as to usage or withdrawal are separately disclosed on the face of our consolidated balance sheets and are classified as either current or long-term depending on the restrictions. At December 31, 2010, we did not have any restricted cash. At December 31, 2009, we had $0.1 million of restricted cash held in long-term other assets that consisted of cash held in escrow by third parties associated with several of our facility leases in our Asia Pacific operating segment.

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at December 31, 2010 and 2009 was earned but unbilled revenue of approximately $6.5 million and $8.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision (recovery) for doubtful accounts was approximately $0.9 million, $0.2 million and ($0.4) million in 2010, 2009 and 2008, respectively. Write-offs against the allowance for doubtful accounts were $1.0 million, $0.5 million and $0.7 million in 2010, 2009 and 2008, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Research and Development

     Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.

Software Development Costs

     We capitalize certain costs incurred to develop software features sold as part of our service offering as part of “Property and Equipment, Net” on our consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, we capitalized approximately $16.4 million, $15.3 million and $10.7 million, respectively, of these costs. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the years ended December 31, 2010, 2009, and 2008 was approximately $6.1 million, $4.2 million and $2.0 million, respectively.

Goodwill

     Goodwill is subject to a periodic impairment assessment by applying a fair value-based test using a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting unit to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We have adopted December 31 of a given calendar year as our valuation date and have evaluated goodwill as of December 31, 2010, 2009 and 2008 with no impairments identified. We disposed of $59.1 million of goodwill as part of our PGiSend sale.

Valuation of Long-Lived Assets

     We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. A long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. We believe that long-lived assets in our consolidated balance sheets are appropriately valued. Asset impairments were $0.3 million, $0.7 million and $0.2 million during 2010, 2009 and 2008, respectively, and are recognized as “Asset impairments” in our consolidated statements of operations.

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute and, prior to reclassifying our discontinued businesses as discontinued operations, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed-period minimum revenue commitments. Unbilled revenue consists of revenue that is earned but has not been billed, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our consolidated balance sheets.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USF Charges

     In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with charges to our customers netted against the cost we remit.

Foreign Currency Translation

     The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive gain (loss)” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive gain (loss)” component of shareholders’ equity in our consolidated balance sheets. During 2010, we wrote-off $4.7 million of “Accumulated other comprehensive gain (loss)” as part of loss on disposal in discontinued operations, which represents the historical “Accumulated other comprehensive gain (loss)” for our discontinued businesses.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the year ended December 31, 2010, we repurchased approximately 8.1 million shares of our common stock through a cash self-tender offer for approximately $58.8 million and incurred costs associated with the tender offer of approximately $0.6 million, including legal and dealer-manager fees that were recorded to the “Additional paid-in capital” component of shareholders’ equity in our consolidated balance sheet. During the year ended December 31, 2009, we repurchased approximately 1.5 million shares of our common stock in the open market for approximately $11.6 million. We retire all shares of treasury stock repurchased.

     During the years ended December 31, 2010 and 2009, we redeemed 252,655 and 315,865 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $2.3 million and $2.9 million, respectively, in taxes on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Comprehensive Income (Loss)

     Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income for the years ended December 31, 2010, 2009 and 2008 was $12.3 million, $28.1 million and $17.3 million, respectively. The primary differences between net income, as reported and comprehensive income are foreign currency translation adjustments, net of taxes, the write off of cumulative translation adjustments and changes in unrealized gain (loss), derivatives, net of taxes.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of accumulated other comprehensive income at December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Translation adjustments	Change in unrealized gain (loss), derivatives	Total

Balance at December 31, 2007	$10,523	$—	$10,523
Current period change	(16,317)	(3,974)	(20,291)
Tax effect	65	1,391	1,456

Balance at December 31, 2008	(5,729)	(2,583)	(8,312)
Current period change	12,955	2,421	15,376
Tax effect	—	(847)	(847)

Balance at December 31, 2009	7,226	(1,009)	6,217
Current period change	6,453	1,549	8,002
Tax effect	—	(540)	(540)

Balance at December 31, 2010	$13,679	$—	$13,679

Income Taxes

     Significant judgment is required to determine our provision for income taxes, including deferred tax assets, deferred tax liabilities and valuation allowances, and in evaluating our uncertain tax positions. Deferred tax assets and liabilities reflect the tax effect of temporary differences between asset and liability amounts recognized for income tax purposes and the amounts recognized for financial reporting purposes. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis. Under current accounting principles, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Restructuring Costs

     Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs and are recorded as “Restructuring costs” in our consolidated statements of operations. See Note 3 to our consolidated financial statements for additional information and related disclosures regarding our restructuring costs.

Advertising Costs

     We expense production costs associated with an advertisement the first time the advertising takes place. All other advertising-related costs are expensed as incurred. We expense the cost of running an advertisement at the time it airs. Total advertising expense in 2010, 2009 and 2008 was $10.2 million, $4.8 million and $6.2 million, respectively. As of December 31, 2010 and 2009, we have $1.0 million and $0.7 million, respectively, of prepaid advertising.

Legal Contingencies

     We are involved from time to time in litigation matters as disclosed in Note 16. We accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New and Recently Adopted Accounting Pronouncements

     In December 2010, the FASB issued ASU No. 2010-28 “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2010. ASU No. 2010-28 is not expected to have a material impact on our consolidated financial position or results of operations.

     In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations,” which amends the ASC to require any public entity that enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We plan to implement these provisions for all acquisitions completed beginning in 2011 and provide the appropriate disclosures for any material acquisitions.

     In April 2010, the FASB issued ASU No. 2010-13 “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which amends the ASC to provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade. The ASU states that if such awards meet all the criteria for equity they should be classified as such and not as a liability based solely on the currency they are denominated in. This guidance is effective for fiscal years beginning on or after December 15, 2010. ASU No. 2010-13 is not expected to have a material impact on our consolidated financial position or results of operations.

     In February 2010, the FASB issued ASU, No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” as an amendment to FASB ASC, Topic 855, Subsequent Events. As a result of ASU No. 2010-09, SEC registrants are no longer required to disclose the date through which management evaluated subsequent events in the financial statements. ASU No. 2010-09 was effective March 31, 2010 for our consolidated financial statements. The adopted provisions of ASU No. 2010-09 are limited to disclosures and did not have any effect on our consolidated financial position or results of operations.

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

     In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition, Multiple-Deliverable Revenue Arrangements,” an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. In the same month, the FASB also issued ASU No. 2009-14, “Software, Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. This update excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and includes such products in the multiple-deliverable revenue guidance discussed above. This guidance is effective for fiscal

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years beginning on or after June 15, 2010. The relevant provisions of ASU No. 2009-13 and ASU No. 2009-14 are not expected to have a material impact on our consolidated financial position or results of operations.

3. RESTRUCTURING COSTS

     Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the years ended 2010, 2009 and 2008. Provision for restructuring costs from continuing operations were $12.3 million, $9.4 million and $1.7 million in 2010, 2009 and 2008, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $9.5 million, $4.3 million and $1.4 million in 2010, 2009 and 2008, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at December 31, 2007	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2008
Accrued restructuring costs:
Severance and exit costs	$926	$3,431	$(3,446)	$(549)	$(92)	$270
Contractual obligations	2,366	—	(783)	—	—	1,583

Total restructuring costs	$3,292	$3,431	$(4,229)	$(549)	$(92)	$1,853

	Balance at December 31, 2008	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2009

Accrued restructuring costs:
Severance and exit costs	$270	$14,776	$(9,519)	$(164)	$129	$5,492
Contractual obligations	1,583	7,623	(1,548)	—	7	7,665

Total restructuring costs	$1,853	$22,399	$(11,067)	$(164)	$136	$13,157

	Balance at December 31,2009	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2010

Accrued restructuring costs:
Severance and exit costs	$5,492	$11,432	$(10,534)	$(248)	$(345)	$5,797
Contractual obligations	7,665	2,103	(2,580)	—	(3,391)	3,797

Total restructuring costs	$13,157	$13,535	$(13,114)	$(248)	$(3,736)	$9,594

Realignment of Workforce – 2010

     During 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination cost associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to our PGiSend sale as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million, $2.5 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 restructuring costs was $6.0 million at December 31, 2010. We anticipate these severance-related costs will be paid over the next year and these lease terminations cost will be paid over the next 27 months.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. During 2010, we adjusted our initially recorded severance and exit costs by $0.5 million in North America and ($0.6) million in Europe. Also during 2010, we adjusted our initially recorded lease termination costs by $1.0 million in North America and recorded $0.1 million of accretion due to the passage of time. Our reserve for the 2009 restructuring costs was $3.6 million at December 31, 2010. We anticipate these restructuring costs will be paid over the next eight years.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in 2009 in Europe of ($0.1) million and in North America of $0.1 million. As of December 31, 2010, this restructuring plan was completed and no reserves for the 2008 restructuring costs remain.

Realignment of Workforce – Prior to 2008

     During 2003, we recorded a restructuring reserve related to a lease obligation in North America. During 2009, we revised assumptions used in determining the estimated costs associated with this lease and recorded an additional $3.2 million of lease termination costs. Further revisions during 2010 resulted in $0.3 million of additional lease termination costs. In connection with our PGiSend sale, we assigned this lease to the acquirer and, as a result, we removed the liability from our consolidated balance sheet resulting in a $3.5 million non-cash reduction to the accrual during the period.

4. ACQUISITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock with an exercise price of $9.21 per share. These warrants were fully vested 12 months after the grant date. We allocated the $0.3 million fair value of the warrant to in-process research and development in other intangible assets. Beginning in the fourth quarter of 2010, the in-process research and development is being amortized over a 36-month useful life. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. DISCONTINUED OPERATIONS

PGiSend

     On October 21, 2010, we completed the sale of our PGiSend messaging business through the sale of all of the issued and outstanding equity interest in our wholly-owned subsidiaries, Xpedite Systems, LLC and Premiere Global Services (UK) Limited, and the sale of certain assets of Premiere Conferencing (Canada) Limited to EasyLink Services International Corporation for an aggregate purchase price of $105.0 million in cash. Prior period operating results have been reclassified to present this business as discontinued operations.

Maritime Notification and Reminder Solutions

     During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held-for-sale. This disposal group consists of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that we resell through our Japanese subsidiary. Assets and liabilities of this disposal group have been classified separately as of December 31, 2010. All assets of the disposal group held for sale consist of accounts receivable of $4.3 million, net of allowances of $0.3 million. Liabilities of the disposal group held for sale consist of $3.1 million of accounts payable. We expect this disposal to be completed prior to December 31, 2011.

PGiMarket

     On November 5, 2009, we completed the sale of our PGiMarket business. Results of operations of this business are presented as discontinued operations for all periods. In connection with this divestiture, during 2009, we recorded a non-cash charge of $7.0 million in discontinued operations to reduce the carrying value of the assets associated with this business to their estimated fair value of $1.4 million, of which $1.0 million was cash received at closing and $0.4 million was an estimate of cash to be received based on the achievement of certain revenue targets in 2010 under an earn-out provision. During 2010, we adjusted our estimate of cash to be received under the earn-out provision to $0.7 million and recorded the $0.3 million adjustment as part of net income from discontinued operations.

     We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010, 2009 and 2008. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,

	2010	2009	2008

Net revenue from discontinued operations	$111,830	$150,195	$180,956

Operating income (loss)	12,352	(6,148)	(7,476)
Interest expense	(1,256)	(2,143)	(2,937)
Loss on disposal	(12,317)	(6,972)	—
Income tax (expense) benefit	(2,914)	3,114	5,133

Loss from discontinued operations, net of taxes	$(4,135)	$(12,149)	$(5,280)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009

Operations equipment	$80,822	$123,069
Furniture and fixtures	5,922	7,415
Office equipment	2,508	5,328
Leasehold improvements	25,246	25,990
Capitalized software	66,889	99,459
Construction in progress	10,436	11,221
Building	1,561	1,597

	193,384	274,079
Less accumulated depreciation and amortization	(86,146)	(136,844)

Property and equipment, net	$107,238	$137,235

     Assets under capital leases included in property and equipment at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Operations equipment	$20,264	$16,853
Less accumulated depreciation	(7,625)	(4,616)

Assets under capital lease, net	$12,639	$12,237

7. GOODWILL AND INTANGIBLE ASSETS

     Goodwill by reportable business segment at December 31, 2010, 2009 and 2008 (in thousands):

	North America	Europe	Asia Pacific	Total

Gross value at December 31, 2008	$391,106	$40,644	$3,775	$435,525
Accumulated impairment losses	(91,571)	—	—	(91,571)

Carrying value at December 31, 2008	299,535	40,644	3,775	343,954
Additions	3,770	—	—	3,770
Change in impairment losses	(852)	—	—	(852)
Adjustments	2,887	3,941	909	7,737

Carrying value at December 31, 2009	305,340	44,585	4,684	354,609
Disposal of PGiSend goodwill	(34,430)	(24,706)	—	(59,136)
Adjustments	1,124	(545)	629	1,208

Carrying value at December 31, 2010	$272,034	$19,334	$5,313	$296,681

     Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Additions to the goodwill carrying value during 2009 are primarily due to our LINK acquisition. Adjustments to the goodwill carrying value since December 31, 2008 are primarily due to foreign currency fluctuations against the U.S. Dollar. The impairment to the goodwill carrying value in 2009 was associated with the decision to divest our PGiMarket business. The disposal of goodwill in 2010 was associated with our PGiSend sale.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

     Summarized below are the carrying values and accumulated amortization by intangible asset class at December 31, 2010 and 2009 (in thousands):

	2010			2009

	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value

Other Intangible assets:
Customer lists	$67,386	$(54,307)	$13,079	$132,704	$(112,975)	$19,729
Non-compete agreements	5,825	(4,494)	1,331	6,087	(3,974)	2,113
Developed technology	1,000	(1,000)	—	39,626	(39,421)	205
Other	2,637	(80)	2,557	2,855	(62)	2,793

Total other intangible assets	$76,848	$(59,881)	$16,967	$181,272	$(156,432)	$24,840

     Other intangible assets include $16.1 million of net intangible assets at December 31, 2010 that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and ten years. Other intangible assets with infinite lives that are not subject to amortization include $0.4 million of domain names and $0.5 million of trademarks. During 2010, we disposed of an aggregate of $104.7 million of intangibles and $104.4 million of accumulated amortization for intangibles that were no longer in service, primarily due to our PGiSend sale. Amortization expense related to our other intangible assets for the full year 2010 was approximately $7.4 million. Estimated amortization expense for the next five years is as follows (in thousands):

Year	Estimated amortization expense

2011	$6,226
2012	$3,844
2013	$1,487
2014	$1,106
2015	$1,102

8. INDEBTEDNESS

     Long-term debt and capital lease obligations at December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010	December 31, 2009

Borrowings on credit facility	$173,338	$254,880
Capital lease obligations	10,406	11,643

Subtotal	$183,744	$266,523
Less current portion	(3,577)	(3,596)

Total long-term debt and capital lease obligations	$180,167	$262,927

     The fair value of our long-term debt and capital lease obligations approximated carrying value at December 31, 2010 and 2009. Fair value is determined using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum lease payments under capital leases consist of the following at December 31, 2010 (in thousands):

2011	$4,995
2012	4,454
2013	2,767
2014	214
2015	17

Total minimum lease payments	12,447
Less amounts representing interest	(2,041)

Present value of minimum lease payments	10,406
Less current portion	(3,577)

$6,829

     On May 10, 2010, we closed the refinancing of our prior credit facility by entering into a new, four-year $400.0 million credit facility, which consisted of a $275.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. All commitments under our prior credit facility, which was scheduled to mature in April 2011, were terminated, and all outstanding borrowings were repaid. In October 2010, we amended our credit agreement and retired our $50.0 million Term A loan, which reduced the availability on our credit facility to $350.0 million, including the uncommitted $75.0 million accordion feature. In addition, this amendment provided relief for certain items related to our PGiSend sale. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.75% and 2.75%, respectively, at December 31, 2010 under our new credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2010, was 3.0%. Our credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At December 31, 2010, we were in compliance with the covenants under our credit facility. At December 31, 2010, we had $173.3 million of borrowings and $5.8 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of December 31, 2010, we do not have any outstanding interest rate swaps.

     We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $1.2 million, $3.4 million, and $(0.1) million during the years ended December 31, 2010, 2009, and 2008, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive gain” in our consolidated balance sheets and amounted to a gain of $1.0 million, net of taxes, for 2010.

     We recognize the fair value of derivatives in our consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. As of December 31, 2010, our swaps have all expired, and no related balance is carried on our balance sheet. The amount recognized in “Current Liabilities” was $2.8 million at December 31, 2009.

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

     In April 2010, our board of directors adopted and, in June 2010, our shareholders approved an amendment to our 2004 plan. This amendment increased the total number of shares authorized for issuance by 2.0 million shares to 8.0 million shares. The maximum number of stock-based awards that we may grant under our 2004 plan during any one calendar year to any one grantee is 1.0 million shares.

     In April 2010, our board of directors adopted and, in June 2010, our shareholders approved an amendment to our directors stock plan. This amendment increased the total number of shares authorized for issuance by 500,000 shares to 2.5 million shares. Only non-employee directors can participate in, and we may only grant restricted stock and non-qualified stock options under, our directors plan.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for restricted stock awards and non-qualified stock options included in the line items below in our consolidated statements of operations (in thousands):

	Years Ended December 31,

	2010	2009	2008

Cost of revenues	$237	$364	$279
Selling and marketing	1,630	2,057	2,747
Research and development	718	1,205	1,125
General and administrative	6,012	6,869	8,078

Equity-based compensation expense	8,597	10,495	12,229
Income tax benefits	(3,009)	(3,568)	(4,158)

Total equity-based compensation expense, net of tax	$5,588	$6,927	$8,071

Restricted Stock

     The fair value of restricted stock awards is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain stock-based awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Our estimated forfeiture rate for restricted stock awards is 1.5%.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity of our unvested restricted stock awards under our stock plans for the year ended December 31, 2010:

	Shares	Weighted- average grant date fair value

Unvested at December 31, 2009	1,195,271	$11.30
Granted	1,315,364	7.50
Vested/released	(938,601)	9.94
Forfeited	(97,200)	12.11

Unvested at December 31, 2010	1,474,834	$8.74

     The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008, was $7.50, $9.70 and $12.95, respectively. The aggregate fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008, was $6.8 million, $9.0 million and $13.9 million, respectively. As of December 31, 2010, we had $9.6 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted-average recognition period of approximately two years.

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

     The following table summarizes the activity of stock options under our stock plans for the year ended December 31, 2010:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding at December 31, 2009	562,338	$9.89
Granted	—	—
Exercised	—	—
Expired	(102,502)	11.17

Options outstanding at December 31, 2010	459,836	9.61	1.44	—

Options exercisable at December 31, 2010	459,836	$9.61	1.44	—

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $1.0 million and $2.0 million, respectively. The total fair value of options vested during the years ended December 31, 2008 was $0.5 million. As of December 31, 2010, we had no remaining unvested stock options to be recorded as an expense in our consolidated statements of operations for future periods.

10. EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2010, 2009 and 2008 are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

     Diluted earnings per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding stock options and unvested restricted shares are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding in 2010, 2009 and 2008 was the dilutive effect of unvested restricted shares, stock options and warrants.

     The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our consolidated financial statements (in thousands, except per share data):

	Years Ended December 31,

	2010	2009	2008

Net income from continuing operations	$8,966	$25,758	$41,383

Weighted-average shares outstanding:
–Basic	58,009	58,823	59,356
Add dilutive unvested restricted shares	342	404	787
Add dilutive stock options	4	81	334
Add dilutive warrants	—	2	—

–Diluted	58,355	59,310	60,477

Basic net income per share – continuing operations	$0.15	$0.44	$0.70

Diluted net income per share – continuing operations	$0.15	$0.43	$0.68

     The weighted-average diluted common shares outstanding for the year ended December 31, 2010, 2009 and 2008 excludes the effect of 0.9 million, 0.7 million, and 0.1 million, respectively, of restricted shares, out-of-the-money options and warrants because their effect would be anti-dilutive.

11. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

     Prepaid expenses and other current asset at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Prepaid expenses	$5,288	$3,280
Due from EasyLink	3,607	—
Account receivable, other	3,218	833
Prepaid direct costs	2,506	1,020
Rebate receivable	1,721	486
Prepaid software license	870	954
Prepaid software and hardware maintenance cost	828	1,823
Prepaid rent	382	1,266
Other	1,521	1,073

	$19,941	$10,735

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accrued expenses at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Accrued wages and wage related taxes	$9,214	$10,928
Accrued sales commissions	4,236	4,823
Employee benefits	935	1,375
Accrued professional fees	2,343	2,588
Fair value of derivative instruments	—	2,777
Deferred revenue	4,873	800
Due to EasyLink	2,633	—
Other	3,351	5,252

	$27,585	$28,543

Excise and sales tax

     In certain jurisdictions, we have not collected and remitted state sales tax from our customers. In addition, some of our solutions may be subject to telecommunications excise tax statutes in certain states. During the years ended December 31, 2010 and 2009, we paid $5.6 million and $0.1 million, respectively, related to the settlement of these state excise and sales tax contingencies.

     We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. At December 31, 2010 and 2009, we had reserved $1.3 million and $5.8 million, respectively, for certain state excise and sales tax contingencies and interest. These reserved amounts are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

12. FAIR VALUE MEASUREMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at December 31, 2010 and December 31, 2009 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value. The fair value of our derivative instruments is calculated at the end of each period and carried on our consolidated balance sheets in the appropriate category, as further discussed below.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurement

     We valued our interest rate swaps using a market approach based on interest rate yield curves observable in market transactions. The fair value of our interest rate swaps was based on models whose inputs are observable; therefore, the fair value of these financial instruments was based on Level 2 inputs. As of December 31, 2010, our interest rate swaps have all expired, and no balance is carried on our consolidated balance sheet.

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

Non-recurring Fair Value Measurement

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities recorded at fair value on a nonrecurring basis are the result of impairment charges.

     During the year ended December 31, 2010 and 2009, we measured certain non-financial assets at fair value due to impairment made necessary by market conditions. The following tables depict the non-recurring fair value measurements discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived (in thousands):

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Land, building and improvements	$1,893	$—	$1,893	$—	$322

Total	$1,893	$—	$1,893	$—	$322

     During the year ended December 31, 2010, one of our facilities in Europe with a carrying amount of $2.2 million, including land, building and improvements, was written down to its fair value of $1.9 million. The fair value as of December 31, 2010 is based on quoted prices for similar assets in the market.

     During the year ended December 31, 2009, we abandoned development efforts associated primarily with certain software projects and recorded an other-than-temporary impairment charge in North America. As a consequence, we wrote-off accumulated costs associated with these projects of $3.7 million previously included in “Property and equipment, net” as asset impairments in discontinued operations in our consolidated statements of operations. We determined the fair value of the assets based on Level 3 inputs of unobservable market data that indicate these software projects would never reach their intended use.

     In connection with the decision to divest our PGiMarket business, we recorded an other-than-temporary impairment charge in North America of $7.0 million in September 2009 recognized in discontinued operations in our consolidated statements of operations to reduce the carrying value of the assets associated with this business to their estimated fair value of $1.0 million. Subsequently, we completed the sale of these assets and, as of December 31, 2009, no associated asset was included in our consolidated balance sheet. We determined the fair value of the assets based on Level 2 inputs of observable market data. See Note 5 to our consolidated financial statements for further information on this impairment.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. DERIVATIVE INSTRUMENTS

     We have used derivative instruments from time to time to manage risks related to interest rates. During the years ended December 31, 2010, 2009 and 2008, our derivative instruments were limited to interest rate swaps. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009 and the other expired in August 2010, so there is no associated asset or liability on our consolidated balance sheet as of December 31, 2010. As of December 31, 2009, the fair value recorded in “Current Liabilities” totaled $2.8 million, as disclosed in the fair value table above.

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $3.0 million and $7.5 million for the years ended December 31, 2010 and 2009, respectively. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap, which expired in August 2010.

     During the years ended December 31, 2010 and 2009, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	2010	2009

Effective portion:
Gain recognized in other comprehensive income, net of tax
effect of $0.5 million and $0.8 million in 2010 and 2009,
respectively	$1,009	$1,574
Ineffective portion:
Unrealized gain on change in fair value of interest rate
swaps recognized in other expense	$1,228	$3,366
Interest expense related to monthly cash settlements:
Interest expense	$(2,828)	$(7,323)

     For further disclosure on our policy for accounting for derivatives and hedges, see Note 8.

14. EMPLOYEE BENEFIT PLANS

     We sponsor a defined contribution plan covering substantially all of our U.S. employees. We also sponsor similar voluntary contribution arrangements for certain of our employees outside the United States that meet applicable eligibility requirements. We may make discretionary contributions for the benefit of employees under these plans. In 2010, 2009 and 2008, amounts expensed related to these plans were approximately $1.9 million, $2.4 million and $3.4 million, respectively. Employer matching contributions were suspended for the last nine months of the year ended December 31, 2009 and for the entire year ended December 31, 2010.

15. RELATED-PARTY TRANSACTIONS

Notes receivable, shareholder

     We made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans was evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans matured on October 31, 2010. These loans, including accrued interest, are recorded in the equity section of our consolidated balance sheets under “Notes receivable, shareholder” as of December 31, 2009. The principal amount outstanding at December 31, 2009 was approximately $1.8 million. As of December 31, 2010, all of these loans have been paid off.

16. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     We lease office space, computer and other equipment and automobiles under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	$17,516
2012	16,109
2013	13,923
2014	12,226
2015	10,300
Thereafter	35,175

Net minimum lease payments	$105,249

     Included in our future minimum lease payments is an aggregate of $6.1 million for leases included in our restructuring efforts. Rent expense under operating leases was $12.3 million, $13.1 million and $8.4 million for the years ended December 31, 2010, 2009 and 2009, respectively. In 2010 and 2009, facilities rent was reduced by approximately $1.7 million and $0.7 million, respectively, associated with contractual obligations provided for in the restructuring charge.

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provision clauses or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our consolidated balance sheets. For the year ended December 31, 2010, asset retirement obligation liabilities decreased by approximately $0.3 million primarily as a result of our PGiSend sale. The current and long-term portion of the asset retirement obligation liability balance was $0.6 million and $0.9 million at December 31, 2010 and 2009, respectively.

Supply Agreements

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2012. These commitments total approximately $51.0 million and $23.9 million in 2011 and 2012, respectively. Our total minimum purchase requirements were approximately $32.9 million, $37.8 million and $18.7 million in 2010, 2009 and 2008, respectively, of which we incurred costs in excess of these minimums.

State Income Tax Matter

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009. In February 2011, the Georgia Department of Revenue agreed to withdraw this assessment with prejudice in exchange for a reduction in our Georgia net operating loss

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforward that will have no impact on our statements of operations.

Litigation Matters

     We are involved in legal proceedings arising in ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

17. CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	2010	2009	2008

Cash paid for interest	$7,691	$10,492	$13,366
Income tax payments	$11,445	$17,382	$14,241
Income tax refunds	$2,627	$7,615	$8,615
Capital lease additions	$4,086	$10,913	$3,738
Capitalized interest	$382	$165	$1,086

     At December 31, 2010 and 2009, we had capital expenditures in total current liabilities of $6.1 million and $4.6 million, respectively.

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

      On October 21, 2010, we closed the sale of our PGiSend business for $105.0 million in cash. We received $55.9 million of the cash, while $49.1 million went directly to the respective banks in our syndicated credit facility to pay down the principal and interest outstanding on our Term A loan. Therefore, the retirement of our Term A loan was a non-cash transaction.

18. INCOME TAXES

     Income tax expense (benefit) from continuing operations for 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Current:
Federal	$(458)	$5,265	$(3,767)
State	229	124	(232)
International	5,217	5,831	10,312

Total current	$4,988	$11,220	$6,313

Deferred:
Federal	$(2,798)	$3,689	$14,088
State	(1,000)	184	1,109
International	350	(2,693)	(1,083)

Total deferred	$(3,448)	$1,180	$14,114

Income tax expense	$1,540	$12,400	$20,427

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Federal rate	$3,677	$13,356	$21,633
State taxes, net of federal benefit	(490)	472	(1,492)
Foreign taxes	(827)	(2,282)	(3,039)
Change in valuation allowance	115	423	1,994
Research and development credits	(600)	(600)	(632)
Non-deductible employee compensation	878	1,410	1,407
Other, net	(274)	(371)	(277)
Uncertain tax matters	(939)	(8)	833

Income taxes at our effective rate	$1,540	$12,400	$20,427

     Significant judgment is required in evaluating our uncertain tax positions in federal, state and international tax jurisdictions where we file income tax returns. In major tax jurisdictions, tax years 2000 to 2010 remain subject to income tax examinations by tax authorities. A reconciliation of unrecognized tax benefits at the beginning and end of the years presented is as follows (in thousands):

Balance at January 1, 2009	$5,391
Increase based on tax positions related to 2009	213
Re-measurement of prior liability	(73)
Expiration of the statute of limitation for the assessment of taxes	78
Decrease due to settlements of assessed liability	(30)
Other	128

Balance at December 31, 2009	$5,707
Increase based on tax positions related to 2010	478
Re-measurement of prior liability	249
Expiration of the statute of limitation for the assessment of taxes	(1,626)
Reclassification of interest liability to separate account	(948)
Decrease due to settlements of assessed liability	(141)

Balance at December 31, 2010	$3,719

     Our unrecognized tax benefits of $3.7 million and $5.7 million at December 31, 2010 and 2009, respectively, if recognized, would affect our annual effective tax rate. The unrecognized tax benefits at December 31, 2010 are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits, as projected, the balance could change significantly over the next 12 months.

     We recognize interest and penalties related to uncertain tax positions in “Interest expense” and “Operating expenses,” respectively, in our consolidated statements of operations. During the years ended December 31, 2010, 2009 and 2008, we recognized interest and penalties (benefit) expense of ($0.1) million, ($0.1) million, and $0.9 million, respectively. As of December 31, 2010 and 2009, we had accrued interest and penalties of approximately $1.6 million and $1.7 million, respectively, related to uncertain tax positions. Including interest and penalties, our total accrual for uncertain tax positions was $5.3 million and $6.4 million at December 31, 2010 and 2009, respectively.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” and “Income taxes receivable” in our consolidated balance sheets, which could materially impact our financial condition and results of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31, 2010 and 2009 (in thousands):

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$19,811	$16,758
Capital loss carryforwards	25,622	6,172
Intangible assets	—	7,031
Restructuring costs	2,286	3,305
Accrued expenses	3,285	5,199
Other tax credits	5,426	8,894

Gross deferred tax assets	56,430	47,359
Valuation allowance	(34,366)	(17,156)

Total deferred tax assets	$22,064	$30,203

Deferred tax liabilities:
Property and equipment	$(22,708)	$(27,233)
Intangible assets	(2,199)	(1,599)
Other liabilities	(201)	(279)

Total deferred tax liabilities	$(25,108)	$(29,111)

Deferred income taxes, net	$(3,044)	$1,092

     We are required to estimate our taxes in each jurisdiction in which we operate. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

     At December 31, 2010, we had federal income tax net operating loss carryforwards of approximately $11.9 million expiring in 2010 through 2020. The utilization of some of our net operating losses is subject to Section 382 limitations due to a prior change in control related to one of our previous acquisitions. Excess tax benefits (deficiencies) of approximately $(0.6) million, $1.6 million, and $0.7 million in 2010, 2009 and 2008, respectively, are associated with restricted stock award releases and non-qualified stock option exercises, the impact of which was recorded directly to additional paid-in capital.

     The undistributed earnings of our foreign subsidiaries that are considered permanently reinvested and have not been remitted to the United States totaled $116.5 million and $103.5 million as of December 31, 2010 and 2009. These earnings are not subject to U.S. income tax until they are distributed to the United States. Historically, we have provided for deferred U.S. federal income taxes in our consolidated statements of operations only on the undistributed earnings that were determined not to be indefinitely reinvested. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates that we will invest the undistributed earnings overseas indefinitely for use in working capital as well as foreign acquisitions and expansion.

     Our valuation allowance at December 31, 2010 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the year ended December 31, 2010, our valuation allowance increased by approximately $17.2 million, primarily as a result of an $18.4 million increase in the valuation reserves placed on the capital loss carryforwards related to our PGiSend sale.

19. SEGMENT REPORTING

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance and believe that it more clearly represents our segment profit without the impact of income taxes and other non-operating items. The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our operations in our reportable segments is as follows (in thousands):

	Reportable Segments

	North America	Europe	Asia Pacific	Consolidated

Year ended December 31, 2010:
Statements of operations:
Net revenues	$303,906	$85,342	$52,505	$441,753
Depreciation	22,040	2,375	1,565	25,980
Amortization	5,552	1,560	274	7,386
Asset impairments	175	115	—	290
Interest (expense)	(10,735)	113	(163)	(10,785)
Interest income	89	46	22	157
Income tax (benefit) expense	(4,186)	1,504	4,222	1,540
Operating (loss) income	(4,369)	20,318	5,032	20,981

Balance sheets:
Goodwill	272,033	19,334	5,314	296,681
Intangibles, net of amortization	13,823	2,888	256	16,967
Property and equipment, net	93,158	9,413	4,667	107,238
Total assets	451,690	56,135	33,832	541,657

Expenditures for long-lived assets:
Capital expenditures	28,862	2,629	1,377	32,868
Business acquisitions, net of cash acquired	572	19	—	591
Business disposition	$45,174	$6,107	$—	$51,281

Year ended December 31, 2009:
Statements of operations:
Net revenues	$313,860	$86,735	$53,367	$453,962
Depreciation	18,840	1,908	1,411	22,159
Amortization	8,648	1,633	236	10,517
Asset impairments	684	—	—	684
Interest (expense)	(11,194)	(5)	(109)	(11,308)
Interest income	111	63	245	419
Income tax expense	10,764	55	1,581	12,400
Operating income	15,885	19,306	10,179	45,370

Balance sheets:
Goodwill	305,340	44,586	4,683	354,609
Intangibles, net of amortization	19,558	4,787	495	24,840
Property and equipment, net	118,253	12,085	6,897	137,235
Total assets	520,590	103,464	57,485	681,539

Expenditures for long-lived assets:
Capital expenditures	23,824	1,510	1,522	26,856
Business acquisitions, net of cash acquired	8,201	220	—	8,421
Business disposition	$1,000	$—	$—	$1,000

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Reportable Segments (continued)

	North America	Europe	Asia Pacific	Consolidated

Year ended December 31, 2008:
Statements of operations:
Net revenues	$307,802	$ 79,595	$ 55,875	$ 443,272
Depreciation	15,409	1,563	942	17,914
Amortization	9,384	1,838	255	11,477
Asset impairments	165	—	69	234
Interest (expense)	(16,213)	(206)	(55)	(16,474)
Interest income	532	298	93	923
Income tax expense	13,890	2,516	4,021	20,427
Operating income	37,655	24,020	16,404	78,079

Balance sheets:
Goodwill	299,535	40,644	3,775	343,954
Intangibles, net of amortization	25,786	5,689	605	32,080
Property and equipment, net	112,144	10,915	6,018	129,077
Total assets	519,955	95,282	50,900	666,137

Expenditures for long-lived assets:
Capital expenditures	23,116	1,360	1,036	25,512
Business acquisitions, net of cash acquired	$ 27,828	$ 2,447	$ —	$ 30,275

20. SUBSEQUENT EVENTS

     In March 2011, through the filing of this annual report, we repurchased an aggregate of 320,100 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.1 million.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the eight quarters in the periods ended December 31, 2010 and 2009. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases with amounts related to our discontinued businesses reclassified as discontinued oprations. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands, except per share data)
Year Ended December 31, 2010
Net revenues	$112,495	$110,937	$109,497	$108,824	$441,753
Cost of Revenue	44,075	45,356	44,834	44,434	178,699

Gross profit	68,420	65,581	64,663	64,390	263,054

Operating income	8,072	8,235	4,607	67	20,981

Income (loss) from continuing operations	4,879	3,890	1,022	(825)	8,966
Income (loss) on discontinued operations	2,693	510	2,788	(10,126)	(4,135)

Net income	$7,572	$4,400	$3,810	$(10,951)	$4,831

Basic net income (loss) per share:
Continuing operations	$0.08	$0.07	$0.02	$(0.01)	$0.15
Discontinued operations	0.05	0.01	0.05	(0.18)	(0.07)

Net income per share	$0.13	$0.08	$0.07	$(0.19)	$0.08

Diluted net income (loss) per share:
Continuing operations	$0.08	$0.07	$0.02	$(0.01)	$0.15
Discontinued operations	0.05	0.01	0.05	(0.18)	(0.07)

Net income (loss) per share	$0.13	$0.07	$0.06	$(0.19)	$0.08

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2009
Net revenues	$117,860	$116,709	$111,404	$107,989	$453,962
Cost of revenue	45,367	45,500	45,092	42,958	178,917

Gross profit	72,493	71,209	66,312	65,031	275,045

Operating income	17,180	14,966	6,365	6,859	45,370

Income from continuing operations	10,014	9,052	2,854	3,837	25,758
Income (loss) on discontinued operations	210	(1,268)	(15,470)	4,379	(12,149)

Net income (loss)	$10,224	$7,784	$(12,616)	$8,216	$13,609

Basic net income (loss) per share:
Continuing operations	$0.17	$0.15	$0.05	$0.07	$0.44
Discontinued operations	0.00	(0.02)	(0.26)	0.07	(0.21)

Net income (loss) per share	$0.17	$0.13	$(0.21)	$0.14	$0.23

Diluted net income (loss) per share:
Continuing operations	$0.17	$0.15	$0.05	$0.07	$0.43
Discontinued operations	0.00	(0.02)	(0.26)	0.07	(0.20)

Net income (loss) per share	$0.17	$0.13	$(0.21)	$0.14	$0.23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 73 of this annual report.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited Premiere Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Premiere Global Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Premiere Global Services, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries’ as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 14, 2011

Item 9B. Other Information

None.

PART III

     Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2011 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

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

     Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. This code is posted on our website at www.pgi.com (follow the “Investor Relations” tab to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, our principal financial officer, principal accounting officer, or controller or persons performing similar functions by disclosing the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee,” “—Compensation Committee Interlocks and Insider Participation,” “—Director Compensation,” “—Director Compensation for the 2011 Fiscal Year,” “Compensation Committee Report,” which shall not be deemed filed in this annual report, “Compensation Discussion and Analysis” and “Executive Compensation.”

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

Date: March 14, 2011

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

Signature	Title	Date

/s/ Boland T. Jones	Chairman of the Board and Chief	March 14, 2011
Executive Officer (principal
Boland T. Jones	executive officer) and Director

/s/ David E. Trine	Chief Financial Officer	March 14, 2011
(principal financial and
David E. Trine	accounting officer)

/s/ Jeffrey T. Arnold	Director	March 14, 2011

Jeffrey T. Arnold

/s/ Wilkie S. Colyer	Director	March 14, 2011

Wilkie S. Colyer

/s/ John R. Harris	Director	March 14, 2011

John R. Harris

/s/ W. Steven Jones	Director	March 14, 2011

W. Steven Jones

/s/ Raymond H. Pirtle, Jr.	Director	March 14, 2011

Raymond H. Pirtle, Jr.

/s/ J. Walker Smith, Jr.	Director	March 14, 2011

J. Walker Smith, Jr.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd., PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.2

Securities and Asset Purchase Agreement among Premiere Global Services, Inc., Xpedite Systems Holdings (UK) Limited, Premiere Conferencing (Canada) Limited, Xpedite Systems, LLC and EasyLink Services International Corporation dated October 21, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

3.1

Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1

Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.2

Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.3

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

10.4

Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.5

Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.6

Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

Exhibit Number	Description

10.7

Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.8

Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.9

Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.10

First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.11

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.12

Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.13

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.14

Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.15

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.16

Fourth Amendment to Lease Agreement, dated August 27, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008). +

10.17

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Fourth Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated August 27, 2008, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008). +

10.18

Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

Exhibit Number	Description

10.19

Acknowledgement, Consent and Ratification of Guarantor of Lease to the Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.20

Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.21

Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.22

First Amendment to Lease Agreement, dated July 14, 2006, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.23

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.24

Second Amendment to Lease Agreement, dated March 15, 2007, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.25

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.26

Third Amendment to Lease Agreement, dated June 3, 2008, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC to the Lease Agreement, dated October 28, 2005 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.27

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.28

Assignment and Assumption of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by and between Xpedite Systems, LLC and American Teleconferencing Services, Ltd.

10.29

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by the Registrant.

10.30

Office Building Lease, dated November 12, 2009, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

Exhibit Number	Description

10.31

First Amendment to Office Building Lease, dated January 14, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 10, 2010).

10.32	Second Amendment to Office Building Lease, dated November 30, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd.

10.33

Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.34

Lease Guaranty to the Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.35

Credit Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JP Morgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.36

Amendment No. 1 to that certain Credit Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JP Morgan Chase Bank, N.A. and RBS Citizens, National Association, as Co- Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

10.37

Security Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.38

Pledge Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.39

1995 Stock Plan of the Registrant, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.40

Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005). +

10.41

Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

Exhibit Number	Description

10.42

Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

10.43	Form of Stock Option Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended. +

10.44	Form of Restricted Stock Award Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended. +

10.45	Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.46

Amendment to Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.47

Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2005 and filed on May 6, 2005). +

10.48

Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).+

10.49

Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.50

Amendment to Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.51	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Directors’ Stock Plan, as amended. +

10.52

Form of Restriction Agreement for non-employee directors under the Registrant’s Amended and Restated 2000 Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.53	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005). +

10.54

Revised Summary of the Equity Compensation Component of the Registrant’s Non-Employee Director Compensation, as amended on July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006, as amended by Current Report on Form 8-K dated July 21, 2010 and filed on July 22, 2010). +

10.55	Form of Director Stock Deferral Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2010). +

10.56	Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2009, dated September 3, 2010. +

Exhibit Number	Description

10.57

Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.58

Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.59

Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement, as amended, with the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.60

First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.61

Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.62

Third Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.63

Fourth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.64

Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 450,000 shares (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8- K dated and filed on January 15, 2010). +

10.65

Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 225,000 shares (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8- K dated and filed on January 15, 2010). +

Exhibit Number	Description

10.66

Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.67

First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.68

Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

10.69

Third Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.70

Fourth Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.71

Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 100,000 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8- K dated and filed on July 30, 2010). +

10.72

Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 50,000 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on July 30, 2010). +

10.73

Employment Agreement between David E. Trine and the Registrant dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 19, 2009). +

10.74

Restricted Stock Agreement between David E. Trine and the Registrant, dated March 31, 2009, under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009 and filed on April 1, 2009). +

10.75

First Amendment to Employment Agreement between David Trine and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.76

Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed on May 19, 2008). +

10.77

First Amendment to Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.78

Second Amendment to Amended and Restated Employment Agreement between David Guthrie and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

Exhibit Number	Description

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.