Form 10-Q
period 2011-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2011-08-08
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $0.01 par value	51,232,669 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$24,018	$15,101
Accounts receivable (net of allowances of $995 and $930, respectively)	72,604	64,243
Prepaid expenses and other current assets	20,121	19,941
Income taxes receivable	2,604	2,870
Deferred income taxes, net	2,703	5,337
Assets of a disposal group held for sale	3,719	4,319

Total current assets	125,769	111,811

PROPERTY AND EQUIPMENT, NET	107,212	107,238

OTHER ASSETS
Goodwill	299,269	296,681
Intangibles, net of amortization	13,806	16,967
Deferred income taxes, net	1,846	1,442
Other assets	8,119	7,518

Total assets	$556,021	$541,657

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,129	$42,282
Income taxes payable	1,266	768
Accrued taxes, other than income taxes	5,674	4,671
Accrued expenses	28,195	27,585
Current maturities of long-term debt and capital lease obligations	3,815	3,577
Accrued restructuring costs	3,132	7,273
Liabilities of a disposal group held for sale	2,624	3,143

Total current liabilities	86,835	89,299

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	195,645	180,167
Accrued restructuring costs	1,918	2,321
Accrued expenses	17,891	18,032
Deferred income taxes, net	8,152	9,823

Total long-term liabilities	223,606	210,343

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 51,231,485,
and 52,253,125 shares issued and outstanding, respectively	512	523
Additional paid-in capital	482,908	491,833
Accumulated other comprehensive income	18,390	13,679
Accumulated deficit	(256,230)	(264,020)

Total shareholders’ equity	245,580	242,015

Total liabilities and shareholders’ equity	$556,021	$541,657

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$118,990	$110,937	$235,915	$223,432
Operating expenses
Cost of revenues (exclusive of depreciation
and amortization shown separately below)	49,315	45,356	96,657	89,431
Selling and marketing	34,247	28,791	70,359	61,759
General and administrative (exclusive of expenses
shown separately below)	14,217	14,550	27,998	29,000
Research and development	2,627	3,358	5,803	6,935
Excise and sales tax expense	—	439	21	439
Depreciation	7,710	6,209	15,435	12,541
Amortization	1,739	1,874	3,449	4,112
Restructuring costs	—	1,851	—	2,083
Asset impairments	35	91	54	129
Net legal settlements and related expenses	12	41	12	380
Acquisition-related costs	60	142	60	316

Total operating expenses	109,962	102,702	219,848	207,125

Operating income	9,028	8,235	16,067	16,307

Other (expense) income
Interest expense	(2,108)	(3,905)	(4,189)	(6,322)
Unrealized gain on change in fair value of interest rate swaps	—	490	—	974
Interest income	11	36	26	71
Other, net	(167)	74	(378)	84

Total other expense	(2,264)	(3,305)	(4,541)	(5,193)

Income from continuing operations before income taxes	6,764	4,930	11,526	11,114
Income tax expense	1,911	1,040	3,741	2,345

Net income from continuing operations	4,853	3,890	7,785	8,769

Income from discontinued operations, net of taxes	36	510	5	3,203

Net income	$4,889	$4,400	$7,790	$11,972

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	50,173	58,367	50,465	58,294

Basic net income per share
Continuing operations	$0.10	$0.07	$0.15	$0.15
Discontinued operations	—	0.01	—	0.05

Net income per share	$0.10	$0.08	$0.15	$0.21

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	50,508	58,774	50,788	58,655

Diluted net income per share
Continuing operations	$0.10	$0.07	$0.15	$0.15
Discontinued operations	—	0.01	—	0.05

Net income per share	$0.10	$0.07	$0.15	$0.20

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
BALANCE, December 31, 2010	$523	$491,833	$(264,020)	$13,679	$242,015

Comprehensive income, net of taxes:
Net income	—	—	7,790	—	7,790
Translation adjustments, net of taxes	—	—	—	4,711	4,711

Comprehensive income, net of taxes					12,501

Issuance of common stock:
Equity-based compensation	—	3,509	—	—	3,509
Treasury stock purchase and retirement	(15)	(11,114)	—	—	(11,129)
Tax withholding related to vesting of restricted stock, net	4	(1,076)	—	—	(1,072)
Income tax deficiency from equity awards	—	(244)	—	—	(244)

BALANCE, June 30, 2011	$512	$482,908	$(256,230)	$18,390	$245,580

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,790	$11,972
Income from discontinued operations, net of taxes	(5)	(3,203)

Net income from continuing operations	7,785	8,769
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	15,435	12,541
Amortization	3,449	4,112
Amortization of debt issuance costs	468	391
Write-off of unamortized debt issuance costs	—	161
Net legal settlements and related expenses	12	380
Payments for legal settlements and related expenses	(12)	(178)
Deferred income taxes	655	(851)
Restructuring costs	—	2,083
Payments for restructuring costs	(4,540)	(3,463)
Asset impairments	54	129
Equity-based compensation	3,587	4,820
Unrealized gain on change in fair value of interest rate swaps	—	(974)
Provision for doubtful accounts	378	403
Changes in working capital	(7,119)	(8,191)

Net cash provided by operating activities from continuing operations	20,152	20,132

Net cash provided by operating activities from discontinued operations	27	12,511

Net cash provided by operating activities	20,179	32,643

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,306)	(15,024)
Business dispositions	1,951	—
Business acquisitions, net of cash acquired	(1,094)	(392)

Net cash used in investing activities from continuing operations	(14,449)	(15,416)

Net cash used in investing activities from discontinued operations	—	(4,136)

Net cash used in investing activities	(14,449)	(19,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(30,790)	(73,686)
Proceeds from borrowing arrangements	44,971	65,844
Payments of debt issuance costs	—	(1,038)
Purchase of treasury stock, at cost	(11,992)	(999)

Net cash provided by (used in) financing activities from continuing operations	2,189	(9,879)

Net cash used in financing activities from discontinued operations	—	(54)

Net cash provided by (used in) financing activities	2,189	(9,933)

Effect of exchange rate changes on cash and equivalents	998	(2,250)

NET INCREASE IN CASH AND EQUIVALENTS	8,917	908

CASH AND EQUIVALENTS, beginning of period	15,101	41,402

CASH AND EQUIVALENTS, end of period	$24,018	$42,310

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     Premiere Global Services, Inc., or PGi, is a global leader in virtual meetings. For 20 years, we have innovated technologies that help people meet and collaborate in more enjoyable and productive ways. PGi has a global presence in 24 countries in our three segments in North America, Europe and Asia Pacific.

     Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the full fiscal year of 2011 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which includes information and disclosures not included in this quarterly report.

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

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at June 30, 2011 and December 31, 2010 was earned but unbilled revenue of $10.0 million and $6.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.2 million for both the three months ended June 30, 2011 and the three months ended June 30, 2010. Provision for doubtful accounts was $0.4 million for both the six months ended June 30, 2011 and the six months ended June 30, 2010. Write-offs against the allowance for doubtful accounts were $0.1 million and $0.4 million in the three months ended June 30, 2011 and 2010, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million and $0.5 million in the six months ended June 30, 2011 and 2010, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute and per transaction methods. To a lesser extent, we charge subscription fees and have fixed-period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expense and other current assets” in our condensed consolidated balance sheets. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Sales Tax and Excise Tax

     In certain jurisdictions, we have not collected and remitted state sales tax from our customers. In addition, some of our solutions may be subject to telecommunications excise tax statutes in certain states. During the six months ended June 30, 2011 and 2010, we made aggregate payments of $0.2 million and $0.8 million, respectively, related to the settlement of certain of these state sales tax contingencies.

     We have reserves for certain sales and state excise tax contingencies based on the likelihood of obligation. At June 30, 2011 and December 31, 2010, we had reserved $1.2 million and $1.3 million, respectively, for certain sales and state excise tax contingencies and interest. These reserved amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.

Income Taxes

     Income tax expense for the three and six months ended June 30, 2011 was $1.9 million and $3.7 million, respectively, compared to $1.0 million and $2.3 million for the three and six months ended June 30, 2010, respectively.

     Our unrecognized net tax benefit of $3.7 million at each of June 30, 2011 and December 31, 2010, if recognized, would affect our annual effective tax rate. The unrecognized net tax benefit at June 30, 2011 is included in “Other assets” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits, as anticipated, the balance could change significantly over the next 12 months.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Treasury Stock

     All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the six months ended June 30, 2011, we repurchased 1,469,900 shares of our common stock for $11.1 million in the open market pursuant to our board-approved stock repurchase program. During the six months ended June 30, 2010, we did not repurchase any of our common stock in the open market.

     During the six months ended June 30, 2011 and 2010, we redeemed 145,078 and 121,440 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.1 million and $1.0 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income was $6.4 million and $(4.4) million for three months ended June 30, 2011 and 2010, respectively, and $12.5 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively. The primary differences between net income, as reported, and comprehensive income are foreign currency translation adjustments, net of taxes.

Software Development Costs

     We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $4.0 million and $4.4 million of these costs for the three months ended June 30, 2011 and 2010, respectively, and $7.5 million and $7.6 million of these costs for the six months ended June 30, 2011 and 2010, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $2.4 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively, and was $4.7 million and $2.7 million for the six months ended June 30, 2011 and 2010, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $101.6 million and $86.1 million as of June 30, 2011 and December 31, 2010, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Fair Value Measurements

     Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

instruments. The estimated fair value of our long-term debt and capital lease obligations at June 30, 2011 and December 31, 2010 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

Goodwill

     Summarized below is the carrying value of goodwill and any changes to the carrying value of goodwill from December 31, 2010 to June 30, 2011 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2010	$364,457	$19,334	$5,313	$389,104
Accumulated impairment losses	(92,423)	—	—	(92,423)

Carrying value at December 31, 2010	272,034	19,334	5,313	296,681
Impact of currency fluctuations	780	1,548	260	2,588
Change in impairment losses	—	—	—	—

Carrying value at June 30, 2011	$272,814	$20,882	$5,573	$299,269

     Goodwill is not subject to amortization, but is subject to periodic reviews for impairment.

Other Intangible Assets

     Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2011			December 31, 2010
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Other Intangible assets:
Customer lists	$68,341	$(57,939)	$10,402	$67,386	$(54,307)	$13,079
Non-compete agreements	5,894	(4,900)	994	5,825	(4,494)	1,331
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	2,678	(268)	2,410	2,637	(80)	2,557

Total other intangible assets	$77,913	$(64,107)	$13,806	$76,848	$(59,881)	$16,967

     We record fees incurred in connection with our patents and trademarks in prepaid expenses and other current assets in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We have $1.1 million and $0.8 million of these assets recorded as of June 30, 2011 and December 31, 2010, respectively.

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated annual amortization expense related to our other intangible assets for 2011 through 2015 is as follows (in thousands):

Year	Estimated Annual Amortization Expense
2011	$6,366
2012	$3,952
2013	$1,488
2014	$1,107
2015	$1,103

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cost Method Investments

     During June 2011, we invested approximately $1.0 million in a privately held conferencing company. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results provided by the company, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The $1.0 million cost of this investment is carried on our condensed consolidated balance sheet at June 30, 2011 as a component of Other assets.

New and Recently Adopted Accounting Pronouncements

     In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. ASU No. 2011-05 is not expected to have a material impact on our consolidated financial position or results of operation.

     In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments also require additional disclosures concerning the valuation processes used, sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. ASU No. 2011-04 is not expected to have a material impact on our consolidated financial position or results of operation.

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

     In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition, Multiple-Deliverable Revenue Arrangements,” an amendment to its accounting guidance on revenue arrangements with multiple deliverables. This new accounting guidance addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. In the same month, the FASB also issued ASU No. 2009-14, “Software, Certain Revenue Arrangements That Include Software Elements,” which changes revenue recognition for tangible products containing software and hardware elements. This update excludes from software revenue recognition all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality and includes such products in the multiple-deliverable revenue guidance discussed above. This guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of the relevant provisions of ASU No. 2009-13 and ASU No. 2009-14 did not have a material impact on our consolidated financial position or results of operations.

3. RESTRUCTURING COSTS

     Below is a reconciliation of the beginning and ending balances of our accrued restructuring costs for the six months ended June 30, 2011. All expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $4.5 million and $3.5 million during the six months ended June 30, 2011 and 2010, respectively. The components included in the reconciliation of the liability balances include activity for our continuing and discontinued operations (in thousands):

	Balance at December 31, 2010	Cash Payments	Non-cash	Balance at June 30, 2011

Accrued restructuring
costs:
Severance and exit costs	$5,797	$(3,625)	$(222)	$1,950
Contractual obligations	3,797	(915)	218	3,100

Total restructuring costs	$9,594	$(4,540)	$(4)	$5,050

Realignment of Workforce – 2010

     During the year ended 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.5 million in Europe and $1.2 million in Asia Pacific. Our remaining accrual for the 2010

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

restructuring costs was $2.2 million at June 30, 2011, including $0.3 million for lease termination costs and $1.9 million for severance costs. We anticipate these severance-related costs will be paid this year, and these lease termination costs will be paid over the next 21 months.

Realignment of Workforce – 2009

     During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, including accelerated vesting of restricted stock with a fair market value of $0.2 million. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. Our remaining accrual for the 2009 restructuring costs, representing lease termination costs, was $2.8 million at June 30, 2011. We anticipate these lease termination costs will be paid over the next eight years.

4. DISCONTINUED OPERATIONS

PGiSend

     On October 21, 2010, we completed the sale of our PGiSend messaging business to EasyLink Services International Corporation, or EasyLink, for an aggregate purchase price of $105.0 million, with a working capital target that was finalized in the first quarter of 2011 resulting in an additional payment from EasyLink of $1.8 million. Prior period operating results have been reclassified to present this business as discontinued operations.

Maritime Notification and Reminder Solutions

     During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. This disposal group consists of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that we resell through our Japanese subsidiary. All assets and liabilities of this disposal group have been classified separately as of December 31, 2010. At June 30, 2011 and December 31, 2010, assets of the disposal group held for sale consisted of accounts receivable of $3.7 million and $4.3 million, respectively, net of allowances of $0.3 million. At June 30, 2011 and December 31, 2010, liabilities of the disposal group held for sale consisted of $2.6 million and $3.1 million of accounts payable, respectively. We expect this disposal to be completed prior to December 31, 2011. Prior period operating results have been reclassified to present this business as discontinued operations.

PGiMarket

     On November 5, 2009, we completed the sale of our PGiMarket business. During the six months ended June 30, 2011, we received $0.7 million in cash for the achievement of certain revenue targets in 2010 under an earn-out provision in the sales agreement.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Components of Discontinued Operations

     We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue from discontinued operations	$3,595	$33,649	$7,560	$67,560

Operating income	64	1,671	54	7,037
Interest expense	—	(387)	(61)	(801)
Income from disposal	—	—	18	—
Income tax expense	(28)	(774)	(6)	(3,033)

Income from discontinued operations, net of taxes	$36	$510	$5	$3,203

5. INDEBTEDNESS

     Long-term debt and capital lease obligations at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Borrowings on credit facility	$190,466	$173,338
Capital lease obligations	8,994	10,406

Subtotal	199,460	183,744
Less current portion	(3,815)	(3,577)

Total long-term debt and capital lease obligations	$195,645	$180,167

     During 2010, we entered into a new credit facility expiring in May 2014 and repaid and terminated our then existing credit facility. Following the retirement of our Term A loan in connection with the PGiSend sale, our facility consists of a $275.0 million revolver and an uncommitted $75.0 million accordion feature. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively, at June 30, 2011. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2011, was 3.2%. Our credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At June 30, 2011, we were in compliance with the covenants under our credit facility. At June 30, 2011, we had $190.5 million of borrowings and $6.0 million in letters of credit outstanding under our credit facility.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Until its expiration in August 2010, we had a $100.0 million interest rate swap outstanding. This swap was designated as a cash flow hedge in 2008. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with this interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated were recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $1.0 million during the three and six months ended June 30, 2010, respectively. As of December 31, 2010, our swaps had all expired, and no related balance is carried on our condensed consolidated balance sheets.

6. EQUITY-BASED COMPENSATION

     We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan, each plan as amended. Options issued under our 2004 plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. We may only issue non-qualified options under our directors stock plan. The compensation committee of our board of directors administers these stock plans.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$68	$82	$68	$154
Selling and marketing	282	376	546	869
Research and development	116	214	325	473
General and administrative	1,329	1,545	2,648	3,324

Equity-based compensation expense	1,795	2,217	3,587	4,820
Income tax benefits	(628)	(776)	(1,255)	(1,687)

Total equity-based compensation expense, net of tax	$1,167	$1,441	$2,332	$3,133

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2010 to June 30, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2010	1,474,834	$8.74
Granted	616,438	7.57
Vested/released	(480,186)	9.02
Forfeited	(23,100)	9.61

Unvested at June 30, 2011	1,587,986	$8.18

     The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2011 and 2010 was $7.57 and $8.21, respectively. The aggregate fair value of restricted stock vested was $1.4 million and $3.6 million for the three and six months ended June 30, 2011, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, we had $10.5 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.3 years.

Stock Options

     The fair value of stock options is estimated at the date of grant with the Black-Scholes option pricing model using various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates. The expected life of stock-based awards granted represents the period of time that they are expected to be outstanding and is estimated using historical data. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not historically paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, we use historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. No stock options have been issued since the year ended December 31, 2005.

     The following table summarizes the stock options activity under our stock plans from December 31, 2010 to June 30, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	459,836	$9.61
Granted	—	—
Exercised	—	—
Expired	(68,667)	10.96

Options outstanding at June 30, 2011	391,169	9.37	0.94	—

Options exercisable at June 30, 2011	391,169	$9.37	0.94	—

     As of June 30, 2011 and 2010, we had no remaining unvested stock options to be recorded as an expense for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2011 and June 30, 2010, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

     Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, stock options and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, stock options and warrants for the three months ended June 30, 2011 and 2010.

     The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income from continuing operations	$4,853	$3,890	$7,785	$8,769

Weighted-average shares outstanding - basic and diluted:

Weighted-average shares outstanding - basic	50,173	58,367	50,465	58,294
Add effect of dilutive securities:
Unvested restricted shares	335	390	323	352
Stock options	—	17	—	9
Warrants	—	—	—	—

Weighted-average shares outstanding - diluted	50,508	58,774	50,788	58,655

Basic net income per share from continuing operations	$0.10	$0.07	$0.15	$0.15

Diluted net income per share from continuing operations	$0.10	$0.07	$0.15	$0.15

     The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2011 excludes the effect of an aggregate of 536,479 and 795,981 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2010 excludes the effect of an aggregate of 476,466 and 576,146 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

State Corporate Tax Matter

     On August 6, 2010, one of our former subsidiaries Xpedite that was included in the sale of our PGiSend messaging business to EasyLink completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

properly attributable to, and therefore taxable by, New Jersey. Xpedite intends to vigorously contest the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in an adjustment to our condensed consolidated financial statements and could impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with the PGiSend sale.

Other Litigation and Claims

     We are involved from time to time in other legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

9. DERIVATIVE INSTRUMENTS

     We have used derivative instruments from time to time to manage risks related to interest rates. During the three and six months ended June 30, 2011, we did not have any derivative instruments. During the three and six months ended June 30, 2010, our derivative instruments were limited to interest rate swaps. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009 and the other expired in August 2010, so there is no associated asset or liability on our condensed consolidated balance sheet as of June 30, 2011.

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $2.3 million for the six months ended June 30, 2010. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap, which expired in August 2010. Consequently, we did not have any such cash settlements during the six months ended June 30, 2011.

     During the three and six months ended June 30, 2010, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Effective portion:
Gain recognized in other comprehensive income, net of tax
effect of $0.2 million and $0.4 million in 2010	$421	$798

Ineffective portion:
Unrealized gain on change in fair value of interest rate
swaps recognized in other expense	$490	$974

Interest expense related to monthly cash settlements:
Interest expense	$(1,126)	$(2,254)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues:
North America	$78,602	$76,357	$158,365	$153,715
Europe	25,332	21,334	48,749	43,548
Asia Pacific	15,056	13,246	28,801	26,169

Consolidated	$118,990	$110,937	$235,915	$223,432

Operating income:
North America	$(31)	$426	$(1,005)	$865
Europe	7,056	6,035	13,591	12,271
Asia Pacific	2,003	1,774	3,481	3,171

Consolidated	$9,028	$8,235	$16,067	$16,307

11. CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash paid for interest	$3,218	$3,698
Income tax payments	$2,896	$6,128
Income tax refunds	$249	$729
Capital lease additions	$996	$3,619
Capitalized interest	$78	$148

     At June 30, 2011 and 2010, we had capital expenditures in total current liabilities of $4.8 million and $6.0 million, respectively.

     On May 10, 2010, we refinanced our prior credit facility as discussed in Note 5. We used the initial borrowings of $230.4 million under the new credit facility and $50.0 million of proceeds from the Term A loan to satisfy $268.0 million of outstanding borrowings under the prior credit facility, $2.8 million of certain transaction fees and closing costs and $0.4 million of interest expense related to the prior credit facility, all of which were non-cash transactions. The residual $9.2 million was received in cash. We paid an additional $1.0 million in cash for certain fees and expenses related to the transaction.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. SUBSEQUENT EVENTS

     In July 2011, our board of directors approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. At that time, we had 279,800 shares available for repurchase pursuant to a stock repurchase program authorized by our board of directors in 2006. The repurchases will be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. Such repurchases may occur from time to time and may be discontinued at any time. In August 2011 through the filing of this quarterly report, we repurchased an aggregate of 71,739 shares of our common stock in the open market pursuant to our 2006 board-approved stock repurchase program for approximately $0.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PGi is a global leader in virtual meetings. For 20 years, we have innovated technologies that help people meet and collaborate in more enjoyable and productive ways. We have a global presence in 24 countries in our three segments in North America, Europe and Asia Pacific.

     During 2010, we continued our strategy to transition PGi to a pure play meetings company. To that end, we sold our PGiSend messaging business in the fourth quarter of 2010. Also during 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. Prior period results in the following discussion and analysis have been reclassified to present these businesses as discontinued operations. Our continuing operations reflect only our meetings solutions. As a result, and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

     Key highlights of our financial and strategic accomplishments for the second quarter and the six months ended June 30, 2011 include:

  Launched our new iMeet® and GlobalMeet® virtual meeting solutions;

  Generated 7.3% and 5.6% growth in our net revenues for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010; and

  Repurchased approximately 1.5 million shares of our common stock in the open market under our board approved stock repurchase plan.

     Our primary corporate objectives for the remainder of 2011 are focused on continuing to:

  Expand the awareness and adoption of our new products, iMeet and GlobalMeet, worldwide and introduce enhancements and upgrades to these applications that increase their addressable market opportunities; and

  Transition our audio-only customers to more integrated, online collaboration solutions that provide a richer, more productive user experience.

     In the first six months of 2011, approximately 36% of our consolidated net revenues were generated in countries outside the United States. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first six months of 2011 favorably affected our consolidated net revenues by approximately $5.4 million, compared to the same period in 2010.

     We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease of the average rate per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Volume growth caused consolidated net revenues to increase to $235.9 million in the first six months of 2011 as compared to $223.4 million in 2010, despite price compression that continues to have a negative impact on our net revenues.

     We have historically used our cash flows from operating activities for debt repayments, acquisitions, capital expenditures and stock repurchases. As of June 30, 2011, borrowings under our credit facility were $190.5 million. The availability on our credit facility at June 30, 2011 is $350.0 million, including the uncommitted $75.0 million accordion feature. See - “Capital resources” for a description of our credit facility.

     In addition, we intend to continue to invest in our meetings solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers. Our selling and marketing expense in 2011 will increase as compared to 2010 as a result of increased costs related to the commercial releases of our iMeet and GlobalMeet services.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See - “Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the full fiscal year of 2011 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2011	2010	$	%
Net revenues:
North America	$78,602	$76,357	2,245	2.9
Europe	25,332	21,334	3,998	18.7
Asia Pacific	15,056	13,246	1,810	13.7

Consolidated	$118,990	$110,937	8,053	7.3

Operating income:
North America	$(31)	$426	(457)
Europe	7,056	6,035	1,021
Asia Pacific	2,003	1,774	229

Consolidated	$9,028	$8,235	793

Percent of net revenues:
North America	66.1%	68.9%
Europe	21.3%	19.2%
Asia Pacific	12.6%	11.9%

Consolidated	100.0%	100.0%

	Six Months Ended June 30,		Change
	2011	2010	$	%
Net revenues:
North America	$158,365	$153,715	4,650	3.0
Europe	48,749	43,548	5,201	11.9
Asia Pacific	28,801	26,169	2,632	10.1

Consolidated	$235,915	$223,432	12,483	5.6

Operating income:
North America	$(1,005)	$865	(1,870)
Europe	13,591	12,271	1,320
Asia Pacific	3,481	3,171	310

Consolidated	$16,067	$16,307	(240)

Percent of net revenues:
North America	67.1%	68.8%
Europe	20.7%	19.5%
Asia Pacific	12.2%	11.7%

Consolidated	100.0%	100.0%

Consolidated Net Revenues

     The following table details the changes in consolidated net revenues from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific

June 30, 2010	$110,937	$76,357	$21,334	$13,246
Change in volume	20,034	8,335	8,619	3,080
Change in average selling prices	(15,914)	(6,313)	(6,670)	(2,931)
Impact of fluctuations in foreign
currency exchange rates	3,933	223	2,049	1,661

June 30, 2011	$118,990	$78,602	$25,332	$15,056

	Six Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2010	$223,432	$153,715	$43,548	$26,169
Change in volume	40,006	18,824	15,946	5,236
Change in average selling prices	(32,937)	(14,597)	(12,995)	(5,345)
Impact of fluctuations in foreign
currency exchange rates	5,414	423	2,250	2,741

June 30, 2011	$235,915	$158,365	$48,749	$28,801

     Net revenues increased in each of our operating segments during the three and six months ended June 30, 2011 from the comparable prior year period due to increased volume and positive fluctuations in foreign currency exchange rates, partially offset by decreased average selling prices. These trends in volume and selling prices are primarily due to volume growth in our large enterprise customer base and continued price reductions from existing customers.

Cost of Revenues

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Cost of revenues:
North America	$34,911	$34,435	476	1.4
Europe	8,223	5,707	2,516	44.1
Asia Pacific	6,181	5,214	967	18.5

Consolidated	$49,315	$45,356	3,959	8.7

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Cost of revenues:
North America	$69,827	$67,163	2,664	4.0
Europe	15,118	11,953	3,165	26.5
Asia Pacific	11,712	10,315	1,397	13.5

Consolidated	$96,657	$89,431	7,226	8.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue expense as a percent of net revenues:
North America	44.4%	45.1%	44.1%	43.7%
Europe	32.5%	26.8%	31.0%	27.4%
Asia Pacific	41.1%	39.4%	40.7%	39.4%
Consolidated	41.4%	40.9%	41.0%	40.0%

     Our cost of revenue as a percentage of net revenues has increased during the three and six months ended June 30, 2011 compared to the same periods during 2010. These increases were attributable primarily to volume growth in our large enterprise customer base and price reductions from existing customers. Fluctuations in foreign currency exchange rates did not have a material impact on North America cost of revenue during the three and six months ended June 30, 2011 compared to the same periods in 2010. Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 2011 compared to the same periods in 2010 resulted in an increase in cost of revenue in Europe of $0.6 million and $0.5 million, respectively, and in Asia Pacific of $0.7 million and $1.1 million, respectively.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Selling and marketing expenses:
North America	$22,878	$18,416	4,462	24.2
Europe	6,868	6,312	556	8.8
Asia Pacific	4,501	4,063	438	10.8

Consolidated	$34,247	$28,791	5,456	19.0

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Selling and marketing expenses:
North America	$47,634	$40,276	7,358	18.3
Europe	13,718	13,004	714	5.5
Asia Pacific	9,007	8,479	528	6.2

Consolidated	$70,359	$61,759	8,600	13.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling and marketing expense as a percent of net revenues:
North America	29.1%	24.1%	30.1%	26.2%
Europe	27.1%	29.6%	28.1%	29.9%
Asia Pacific	29.9%	30.7%	31.3%	32.4%
Consolidated	28.8%	26.0%	29.8%	27.6%

     Selling and marketing expenses increased during the three and six months ended June 30, 2011 from the same periods in the previous year due primarily to costs recognized in our North America operating segment related to the launch of our iMeet and GlobalMeet services. Fluctuations in foreign currency exchange rates did not have a material impact on North America selling and marketing expenses in the three and six months ended June 30, 2011 compared to the same periods in 2010. Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 2011 compared to the same periods in 2010 resulted in increased selling and marketing expenses in Europe of $0.7 million and $0.8 million, respectively, and in Asia Pacific of $0.6 million and $0.9 million, respectively.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
General and administrative expenses:
North America	$10,363	$10,571	(208)	(2.0)
Europe	2,049	2,207	(158)	(7.2)
Asia Pacific	1,805	1,772	33	1.9

Consolidated	$14,217	$14,550	(333)	(2.3)

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
General and administrative expenses:
North America	$20,405	$21,172	(767)	(3.6)
Europe	4,094	4,515	(421)	(9.3)
Asia Pacific	3,499	3,313	186	5.6

Consolidated	$27,998	$29,000	(1,002)	(3.5)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and administrative expense as a percent of
net revenues:
North America	13.2%	13.8%	12.9%	13.8%
Europe	8.1%	10.3%	8.4%	10.4%
Asia Pacific	12.0%	13.4%	12.1%	12.7%
Consolidated	11.9%	13.1%	11.9%	13.0%

     General and administrative expenses in our North America operating segment decreased in the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily as a result of decreased equity-based compensation expense. General and administrative expenses in our Europe operating segment decreased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily as a result of decreases in professional fees. General and administrative expenses in our Asia Pacific operating segment increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily as a result of fluctuations in foreign currency exchange rates partially offset by decreases in professional fees. Fluctuations in foreign currency exchange rates did not have a material impact on North America general and administrative expenses in the three and six months ended June 30, 2011 compared to the same periods in 2010. Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 2011 compared to the same periods in 2010 resulted in increased general and administrative expenses in Europe of $0.2 million and $0.2 million, respectively, and in Asia Pacific of $0.2 million and $0.4 million, respectively.

Research and Development Expenses

     Consolidated research and development expense as a percentage of net revenues was 2.2% and 3.0% for the three months ended June 30, 2011 and 2010, respectively, and was 2.5% and 3.1% for the six months ended June 30, 2011 and 2010, respectively. Consolidated research and development expenses decreased $0.7 million and $1.1 million to $2.6 million and $5.8 million for the three and six months ended June 30, 2011, respectively, compared with $3.4 million and $6.9 million for the same periods in 2010. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

     Equity-based compensation expense for restricted stock awards was included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$68	$82	$68	$154
Selling and marketing	282	376	546	869
Research and development	116	214	325	473
General and administrative	1,329	1,545	2,648	3,324

Equity-based compensation expense	$1,795	$2,217	$3,587	$4,820

Depreciation Expense

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Depreciation expense:
North America	$6,491	$5,321	1,170	22.0
Europe	741	532	209	39.3
Asia Pacific	478	356	122	34.3

Consolidated	$7,710	$6,209	1,501	24.2

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Depreciation expense:
North America	$13,071	$10,672	2,399	22.5
Europe	1,430	1,111	319	28.7
Asia Pacific	934	758	176	23.2

Consolidated	$15,435	$12,541	2,894	23.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation expenses as a percent of net revenues:
North America	8.3%	7.0%	8.3%	6.9%
Europe	2.9%	2.5%	2.9%	2.6%
Asia Pacific	3.2%	2.7%	3.2%	2.9%
Consolidated	6.5%	5.6%	6.5%	5.6%

     Consolidated depreciation expense increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Amortization expense:
North America	$1,236	$1,434	(198)	(13.8)
Europe	424	374	50	13.4
Asia Pacific	79	66	13	19.7

Consolidated	$1,739	$1,874	(135)	(7.2)

	Six Months Ended June 30,		Change
	2011	2010	$	%
	(in thousands)
Amortization expense:
North America	$2,468	$3,198	(730)	(22.8)
Europe	826	781	45	5.8
Asia Pacific	155	133	22	16.5

Consolidated	$3,449	$4,112	(663)	(16.1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization expenses as a percent of net revenues:
North America	1.6%	1.9%	1.6%	2.1%
Europe	1.7%	1.8%	1.7%	1.8%
Asia Pacific	0.5%	0.5%	0.5%	0.5%
Consolidated	1.5%	1.7%	1.5%	1.8%

     Consolidated amortization expense decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 as a result of the decrease in amortization expense in North America related to customer lists and non-compete intangible assets from acquisitions made in 2005 that have become fully amortized.

Restructuring Costs

     Consolidated restructuring costs were $1.9 million, or 1.7% of net revenues, for the three months ended June 30, 2010, and were $2.1 million, or 0.9% of net revenues, for the six months ended June 30, 2010 with no corresponding consolidated restructuring costs for the same period in 2011.

Realignment of Workforce – 2010

     During the year ended 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to our PGiSend sale as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.5 million in Europe and $1.2 million in Asia Pacific. We anticipate these severance-related costs will be paid this year and these lease termination costs will be paid over the next 21 months.

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

Net Legal Settlements and Related Expenses

     Net legal settlements and related expenses for the six months ended June 30, 2010 were $0.4 million, with no significant corresponding net legal settlements and related expenses for the same period in 2011, and were attributable to legal fees incurred during the defense of the PTEKVentures.com, Inc. state income tax matter, which was settled in February 2011.

Acquisition-Related Costs

     During the three months ended June 30, 2011 and 2010, we expensed $0.1 million in acquisition-related costs. During the six months ended June 30, 2011 and 2010, we expensed $0.1 million and $0.3 million in acquisition-related costs, respectively. We allocated similar costs in years prior to 2009 to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

     Interest expense was $2.1 million and $3.9 million in the three months ended June 30, 2011 and 2010, respectively, and was $4.2 million and $6.3 million in the six months ended June 30, 2011 and 2010, respectively. Interest expense decreased during the three and six months ended June 30, 2011 compared to the same periods in the prior year due to the expiration of our only outstanding interest rate swap in August 2010, $0.2 million of debt issuance costs written off in the second quarter of 2010 and $0.6 million of excise tax interest incurred in the second quarter of 2010, partially offset by increased interest rates on our new credit facility due to general credit market conditions. We had $190.5 million and $153.2 million of outstanding borrowings on our credit facility subject to interest rate risk at June 30, 2011 and 2010, respectively. Our effective interest rate on the U.S. Dollar amount of this portion of our credit facility was 3.2% and 3.1% at June 30, 2011 and 2010, respectively. Our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of June 30, 2011, we do not have any outstanding interest rate swaps. The weighted-average outstanding balance on our credit facility was $195.5 million and $268.5 million for the three months ended June 30, 2011 and 2010, respectively, and $192.5 million and $268.3 million in the six months ended June 30, 2011 and 2010, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our debt. To that end, we used a portion of the net proceeds from our PGiSend sale to retire our Term A loan in the fourth quarter of 2010.

Income Tax Expense

     Income tax expense for the three and six months ended June 30, 2011 was $1.9 million and $3.7 million, respectively, compared to $1.0 million and $2.3 million for the three and six months ended June 30, 2010, respectively. The increase in income tax expense during the three and six months ended June 30, 2011 compared to the same periods in the prior year was primarily related to the increase in pre-tax net income, shifts in income between jurisdictions and discrete taxes recorded related to North America and Asia Pacific.

     Our unrecognized net tax benefit of $3.7 million at each of June 30, 2011 and December 31, 2010, if recognized, would affect our annual effective tax rate. The unrecognized net tax benefit at June 30, 2011 is included in “Other assets” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits, as anticipated, the balance could change significantly over the next 12 months.

Discontinued Operations

PGiSend

     On October 21, 2010, we completed the sale of our PGiSend messaging business to EasyLink for an aggregate purchase price of $105.0 million, with a working capital target that was finalized in the first quarter of 2011 resulting in an additional payment from EasyLink of $1.8 million. Prior period operating results have been reclassified to present this business as discontinued operations.

Maritime Notification and Reminder Solutions

     During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. This disposal group consists of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that we resell through our Japanese subsidiary. All assets and liabilities of this disposal group have been classified separately as of December 31, 2010. At June 30, 2011 and December 31, 2010, assets of the disposal group held for sale consisted of accounts receivable of $3.7 million and $4.3 million, respectively, net of allowances of $0.3 million. At June 30, 2011 and December 31, 2010, liabilities of the disposal group held for sale consisted of $2.6 million and $3.1 million of accounts payable, respectively. We expect this disposal to be completed prior to December 31, 2011. Prior period operating results have been reclassified to present this business as discontinued operations.

PGiMarket

     On November 5, 2009, we completed the sale of our PGiMarket business. During the six months ended June 30, 2011, we received $0.7 million in cash for the achievement of certain revenue targets in 2010 under an earn-out provision in the sales agreement.

Components of Discontinued Operations

     We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue from discontinued operations	$3,595	$33,649	$7,560	$67,560

Operating income	64	1,671	54	7,037
Interest expense	—	(387)	(61)	(801)
Income from disposal	—	—	18	—
Income tax expense	(28)	(774)	(6)	(3,033)

Income from discontinued operations, net of taxes	$36	$510	$5	$3,203

Liquidity and Capital Resources

     At June 30, 2011, we had utilized $196.5 million of our credit facility, with $190.5 million in borrowings and $6.0 million in letters of credit outstanding. On October 21, 2010, a portion of the proceeds from our PGiSend sale were used to retire our $50.0 million Term A loan. Following the retirement of our Term A loan, our $350.0 million credit facility consists of a $275.0 million revolver and an uncommitted $75.0 million accordion feature. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of June 30, 2011, we have no outstanding interest rate swaps.

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

     As of June 30, 2011, we had $24.0 million in cash and equivalents compared to $15.1 million as of December 31, 2010. Cash balances residing outside of the United States as of June 30, 2011 were $22.2 million compared to $14.0 million as of December 31, 2010. We receive cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

     Consolidated operating cash flows were consistent at $20.2 million and $20.1 million for the six months ended June 30, 2011 and 2010, respectively.

Cash used in investing activities

     Consolidated investing activities used cash of $14.4 million and $15.4 million for the six months ended June 30, 2011 and 2010, respectively. The principal use of cash in investing activities for the six months ended June 30, 2011 related to $15.3 million of capital expenditures and $1.0 million of cash used primarily for our investment described in Note 2, partially offset by $2.0 million of cash provided by working capital and earn-out provisions related to our PGiSend and PGiMarket sales. The principal uses of cash in investing activities for the six months ended June 30, 2010 related to $15.0 million of capital expenditures.

Cash used in financing activities

     Consolidated financing activities provided cash of $2.2 million and used cash of $9.9 million for the six months ended June 30, 2011 and 2010, respectively. The primary source of cash from financing activities in the six months ended June 30, 2011 included $14.2 million of net borrowings on our credit facility partially offset by $12.0 million in treasury stock purchases. The primary use of cash for financing activities in the six months ended June 30, 2010 included $7.8 million of net payments on our credit facility, $1.0 million of payments of debt issuance costs and $1.0 million in treasury stock purchases.

Off-balance sheet arrangements

     At June 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

     During 2010, we entered into a new credit facility expiring in May 2014 and repaid and terminated our then existing credit facility. Following the retirement of our Term A loan in connection with the PGiSend sale, our facility consists of a $275.0 million revolver and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively, at June 30, 2011. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2011, was 3.2%. Our credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

     At June 30, 2011, we were in compliance with the covenants under our credit facility. At June 30, 2011, we had $190.5 million of borrowings and $6.0 million in letters of credit outstanding under our credit facility.

     Until its expiration in August 2010, we had a $100.0 million interest rate swap outstanding. This swap was designated as a cash flow hedge in 2008. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with this interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated were recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $1.0 million during the three and six months ended June 30, 2010, respectively. As of December 31, 2010, our swaps had all expired, and no related balance is carried on our condensed consolidated balance sheets.

Liquidity

     At June 30, 2011, we had $24.0 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the six months ended June 30, 2011. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual net revenues) and to fund research and development expenses for new services and enhancements to existing services (which historically have been 2% to 3% of annual net revenues). We anticipate no material changes in these costs and, therefore, believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At June 30, 2011, we had $78.5 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund acquisitions and stock repurchases. In October 2010, a portion of the proceeds from the PGiSend sale was used to retire our $50.0 million Term A loan, to fund our $58.8 million tender offer and to pay certain transactions fees and closing costs related to the sale and tender offer.

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

SUBSEQUENT EVENTS

     In July 2011, our board of directors approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. At that time, we had 279,800 shares available for repurchase pursuant to a stock repurchase program authorized by our board of directors in 2006. The repurchases will be made in the open market at prevailing market prices or in privately negotiated transactions in accordance with all applicable securities laws and regulations. Such repurchases may occur from time to time and may be discontinued at any time. In August 2011 through the filing of this quarterly report, we repurchased an aggregate of 71,739 shares of our common stock in the open market pursuant to our 2006 board-approved stock repurchase program for approximately $0.6 million.

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

  The impact of the recent sale of our PGiSend messaging business;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of June 30, 2011, we have no outstanding swaps.

     At June 30, 2011, we had borrowings of approximately $190.5 million outstanding under our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.9 million based on our June 30, 2011 debt level.

     We generated approximately 36% of our consolidated net revenues and 30% of our operating expenses in countries outside of the United States in the six months ended June 30, 2011. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2011, we had debt outstanding of CAD $1.4 million and £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the six months ended June 30, 2011 by approximately $8.5 million, $6.6 million and $0.5 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

State Corporate Tax Matter

     On August 6, 2010, one of our former subsidiaries Xpedite that was included in the sale of our PGiSend messaging business to EasyLink completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. Xpedite intends to vigorously contest the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in an adjustment to our condensed consolidated financial statements and could impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with the PGiSend sale.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2011	—	—	—	1,279,800
May 1 - 31, 2011	406,226	$8.01	395,390	884,410
June 1 - 30, 2011	650,988	$7.94	604,610	279,800

Total	1,057,214	$7.97	1,000,000	279,800

(1)	The total number of shares purchased includes shares purchased pursuant to the 2006 plan described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 10,836 shares and 46,378 shares for the months of May and June 2011, respectively.

(2)	In June 2006, our board of directors authorized, and we announced, a stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. Through June 30, 2011, we had repurchased 6,720,200 shares pursuant to the stock repurchase program.

In July 2011, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. See – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

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

Date: August 8, 2011	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine

David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Fifth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 31, 2011).

10.2	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.