Form 10-Q
period 2011-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2011-11-09
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, $0.01 par value	50,129,426 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$29,014	$15,101
Accounts receivable (net of allowances of $755 and $930, respectively)	73,556	64,243
Prepaid expenses and other current assets	15,100	19,941
Income taxes receivable	1,961	2,870
Deferred income taxes, net	1,344	5,337
Assets of a disposal group held for sale	3,489	4,319
Total current assets	124,464	111,811

PROPERTY AND EQUIPMENT, NET	104,239	107,238

OTHER ASSETS
Goodwill	295,155	296,681
Intangibles, net of amortization	12,088	16,967
Deferred income taxes, net	2,523	1,442
Other assets	7,738	7,518
Total assets	$546,207	$541,657

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$45,126	$42,282
Income taxes payable	995	768
Accrued taxes, other than income taxes	4,202	4,671
Accrued expenses	23,715	27,585
Current maturities of long-term debt and capital lease obligations	3,864	3,577
Accrued restructuring costs	2,044	7,273
Liabilities of a disposal group held for sale	3,193	3,143
Total current liabilities	83,139	89,299

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	200,382	180,167
Accrued restructuring costs	1,723	2,321
Accrued expenses	16,670	18,032
Deferred income taxes, net	374	9,823
Total long-term liabilities	219,149	210,343

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 50,066,012 and 52,253,125 shares issued and outstanding, respectively	501	523
Additional paid-in capital	475,972	491,833
Accumulated other comprehensive income	11,119	13,679
Accumulated deficit	(243,673)	(264,020)
Total shareholders’ equity	243,919	242,015
Total liabilities and shareholders’ equity	$546,207	$541,657

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$119,184	$109,497	$355,099	$332,929
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	49,938	44,834	146,595	134,265
Selling and marketing	32,167	28,502	102,526	90,261
General and administrative (exclusive of expenses shown separately below)	14,411	14,955	42,409	43,955
Research and development	2,934	3,660	8,737	10,595
Excise and sales tax expense	331	—	352	439
Depreciation	7,737	6,375	23,172	18,916
Amortization	1,612	1,658	5,061	5,770
Restructuring costs	38	4,824	38	6,907
Asset impairments	62	47	116	176
Net legal settlements and related expenses	24	35	36	415
Acquisition-related costs	19	—	79	316
Total operating expenses	109,273	104,890	329,121	312,015

Operating income	9,911	4,607	25,978	20,914

Other (expense) income
Interest expense	(2,192)	(2,814)	(6,381)	(9,136)
Unrealized gain on change in fair value of interest rate swaps	—	254	—	1,228
Interest income	7	38	34	109
Other, net	143	(790)	(235)	(706)
Total other expense	(2,042)	(3,312)	(6,582)	(8,505)

Income from continuing operations before income taxes	7,869	1,295	19,396	12,409
Income tax expense	2,047	273	5,789	2,618
Net income from continuing operations	5,822	1,022	13,607	9,791

Income from discontinued operations, net of taxes	6,735	2,788	6,740	5,991

Net income	$12,557	$3,810	$20,347	$15,782

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	49,033	58,548	49,982	58,380

Basic net income per share
Continuing operations	$0.12	$0.02	$0.27	$0.17
Discontinued operations	0.14	0.05	0.13	0.10
Net income per share	$0.26	$0.07	$0.41	$0.27

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	49,366	58,898	50,308	58,737

Diluted net income per share
Continuing operations	$0.12	$0.02	$0.27	$0.17
Discontinued operations	0.14	0.05	0.13	0.10
Net income per share	$0.25	$0.06	$0.40	$0.27

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited, in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
BALANCE, December 31, 2010	$523	$491,833	$(264,020)	$13,679	$242,015

Comprehensive income, net of taxes:
Net income	—	—	20,347	—	20,347
Translation adjustments, net of taxes	—	—	—	(2,560)	(2,560)
Comprehensive income, net of taxes					17,787

Issuance of common stock:
Equity-based compensation	—	5,107	—	—	5,107
Treasury stock purchase and retirement	(27)	(19,360)	—	—	(19,387)
Tax withholding related to vesting of restricted stock, net	5	(1,318)	—	—	(1,313)
Income tax deficiency from equity awards	—	(290)	—	—	(290)

BALANCE, September 30, 2011	$501	$475,972	$(243,673)	$11,119	$243,919

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,347	$15,782
Income from discontinued operations, net of taxes	(6,740)	(5,991)
Net income from continuing operations	13,607	9,791
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	23,172	18,916
Amortization	5,061	5,770
Amortization of debt issuance costs	702	667
Write-off of unamortized debt issuance costs	—	161
Net legal settlements and related expenses	36	415
Payments for legal settlements and related expenses	(36)	(213)
Deferred income taxes	9,465	(1,680)
Restructuring costs	38	6,907
Payments for restructuring costs	(5,673)	(5,421)
Asset impairments	116	176
Equity-based compensation	5,209	6,978
Unrealized gain on change in fair value of interest rate swaps	—	(1,228)
Provision for doubtful accounts	456	608
Changes in working capital	(12,582)	(11,182)
Net cash provided by operating activities from continuing operations	39,571	30,665
Net cash (used in) provided by operating activities from discontinued operations	(591)	18,444
Net cash provided by operating activities	38,980	49,109

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,304)	(25,341)
Business dispositions	1,903	—
Business acquisitions, net of cash acquired	(1,222)	(491)
Net cash used in investing activities from continuing operations	(22,623)	(25,832)
Net cash used in investing activities from discontinued operations	—	(5,381)
Net cash used in investing activities	(22,623)	(31,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(50,067)	(120,522)
Proceeds from borrowing arrangements	68,971	110,844
Payments of debt issuance costs	—	(1,165)
Purchase of treasury stock, at cost	(20,911)	(1,638)
Net cash used in financing activities from continuing operations	(2,007)	(12,481)
Net cash used in financing activities from discontinued operations	—	(81)
Net cash used in financing activities	(2,007)	(12,562)

Effect of exchange rate changes on cash and equivalents	(437)	583

NET INCREASE IN CASH AND EQUIVALENTS	13,913	5,917
CASH AND EQUIVALENTS, beginning of period	15,101	41,402
CASH AND EQUIVALENTS, end of period	$29,014	$47,319

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

Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the full fiscal year of 2011 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which includes information and disclosures not included in this quarterly report.

Unless otherwise stated, current and prior period results in our condensed consolidated statements of operations and cash flows and these notes reflect our results from continuing operations and exclude the effect of discontinued operations. See Note 4.

2. SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive income” component of shareholders’ equity in our condensed consolidated balance sheets. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive income” component in shareholders’ equity in our condensed consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at September 30, 2011 and December 31, 2010 was earned but unbilled revenue of $10.6 million and $6.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and was $0.5 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million and $0.2 million in the three months ended September 30, 2011 and 2010, respectively, and were $0.6 million and $0.7 million in the nine months ended September 30, 2011 and 2010, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Sales Tax and Excise Tax

In certain jurisdictions, we have not collected and remitted state sales tax from our customers. In addition, some of our solutions may be subject to telecommunications excise tax statutes in certain states. During the nine months ended September 30, 2011 and 2010, we made aggregate payments of $0.3 million and $1.2 million, respectively, related to the settlement of certain of these state sales tax contingencies.

We have reserves for certain sales and state excise tax contingencies based on the likelihood of obligation. At September 30, 2011 and December 31, 2010, we had reserved $1.6 million and $1.3 million, respectively, for certain sales and state excise tax contingencies and interest. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2011 was $2.0 million and $5.8 million, respectively, compared to income tax expense of $0.3 million and $2.6 million for the three and nine months ended September 30, 2010, respectively.

Our unrecognized net tax benefit of $3.5 million at September 30, 2011 and $3.7 million at December 31, 2010, if recognized, would affect our annual effective tax rate. The unrecognized net tax benefit at September 30, 2011 is included in “Other assets” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits the balance could change significantly.

As we file our remaining international tax returns, we may record additional provision to return adjustments.

Treasury Stock

All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the nine months ended September 30, 2011, we repurchased 2,627,164 shares of our common stock for $19.4 million in the open market pursuant to our board-approved stock repurchase program. During the nine months ended September 30, 2010, we did not repurchase any of our common stock in the open market.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the nine months ended September 30, 2011 and 2010, we redeemed 179,141 and 217,901 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.5 million and $1.6 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Comprehensive Income

Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income was $5.3 million and $17.4 million for three months ended September 30, 2011 and 2010, respectively, and $17.8 million and $17.9 million for the nine months ended September 30, 2011 and 2010, respectively. The primary differences between net income, as reported, and comprehensive income are foreign currency translation adjustments, net of taxes.

Software Development Costs

We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $3.7 million and $4.6 million of these costs for the three months ended September 30, 2011 and 2010, respectively, and $11.2 million and $12.2 million of these costs for the nine months ended September 30, 2011 and 2010, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $2.4 million and $1.6 million for the three months ended September 30, 2011 and 2010, respectively, and was $7.1 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $107.7 million and $86.1 million as of September 30, 2011 and December 31, 2010, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Fair Value Measurements

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at September 30, 2011 and December 31, 2010 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Goodwill

Summarized below is the carrying value of goodwill and any changes to the carrying value of goodwill from December 31, 2010 to September 30, 2011 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2010	$364,457	$19,334	$5,313	$389,104
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2010	272,034	19,334	5,313	296,681
Impact of currency fluctuations	(1,093)	(159)	(274)	(1,526)
Change in impairment losses	—	—	—	—
Carrying value at September 30, 2011	$270,941	$19,175	$5,039	$295,155

Goodwill is not subject to amortization, but is subject to periodic reviews for impairment.

Other Intangible Assets

Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other Intangible assets:
Customer lists	$66,979	$(58,062)	$8,917	$67,386	$(54,307)	$13,079
Non-compete agreements	5,805	(5,002)	803	5,825	(4,494)	1,331
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	2,731	(363)	2,368	2,637	(80)	2,557
Total other intangible assets	$76,515	$(64,427)	$12,088	$76,848	$(59,881)	$16,967

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We have $1.2 million and $0.8 million of these assets recorded as of September 30, 2011 and December 31, 2010, respectively.

Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated annual amortization expense related to our other intangible assets for 2011 through 2015 is as follows (in thousands):

Year	Estimated Annual Amortization Expense

2011	$6,313
2012	$3,846
2013	$1,488
2014	$1,107
2015	$1,103

Cost Method Investments

During June 2011, we invested approximately $1.0 million in a privately held conferencing company. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The $1.0 million cost of this investment is carried on our condensed consolidated balance sheet at September 30, 2011 as a component of “Other assets”.

New and Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08 “Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which modifies the process of testing goodwill for impairment. The update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of goodwill is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2011. ASU No. 2011-08 is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. ASU No. 2011-05 is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments also require additional disclosures concerning the valuation processes used, sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. ASU No. 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28 “Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2010. The adopted provisions of ASU No. 2010-28 did not have any effect on our consolidated financial position or results of operations.

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

In April 2010, the FASB issued ASU No. 2010-13 “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which amends the ASC to provide guidance on share-based payment awards to employees with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade. The ASU states that if such awards meet all the criteria for equity they should be classified as such and not as a liability based solely on the currency they are denominated in. This guidance is effective for fiscal years beginning on or after December 15, 2010. The adopted provisions of ASU No. 2010-13 did not have any effect on our consolidated financial position or results of operations.

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

3. RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending balances of our accrued restructuring costs for the nine months ended September 30, 2011. All expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $5.7 million and $5.4 million during the nine months ended September 30, 2011 and 2010, respectively. The components included in the reconciliation of the liability balances include activity for our continuing and discontinued operations (in thousands):

	Balance at December 31, 2010	Provisions	Cash Payments	Non-cash	Balance at September 30, 2011
Accrued restructuring costs:
Severance and exit costs	$5,797	$43	$(4,673)	$(293)	$874
Contractual obligations	3,797	257	(1,307)	146	2,893
Total restructuring costs	$9,594	$300	$(5,980)	$(147)	$3,767

Realignment of Workforce – 2011

During the quarter ended September 30, 2011, we recorded $0.7 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately 20 positions. On a segmented basis, these restructuring costs totaled $0.5 million in North America, $0.1 million in Europe and $0.3 million in Asia Pacific. Our remaining accrual for the 2011 restructuring costs was $0.3 million at September 30, 2011, including $0.2 million for lease termination costs and $0.1 million for severance costs. We anticipate the severance costs will be paid this year, and the lease termination costs will be paid through August 31, 2013.

Realignment of Workforce – 2010

During the year ended 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.5 million in Europe and $1.2 million in Asia Pacific. Our remaining accrual for the 2010 restructuring costs was $0.9 million at September 30, 2011, including $0.2 million for lease termination costs and $0.7 million for severance costs. We anticipate the severance costs will be paid this year, and the lease termination costs will be paid through March 31, 2013.

Realignment of Workforce – 2009

During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, including accelerated vesting of restricted stock with a fair market value of $0.2 million. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. Our remaining accrual for the 2009 restructuring costs, representing lease termination costs, was $2.6 million at September 30, 2011. We anticipate the lease termination costs will be paid through August 31, 2018.

4. DISCONTINUED OPERATIONS

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business to EasyLink Services International Corporation, or EasyLink, for an aggregate purchase price of $105.0 million, with a working capital target that was finalized in the first quarter of 2011, resulting in an additional payment from EasyLink of $1.8 million. Prior period operating results have been reclassified to present this business as discontinued operations.

Maritime Notification and Reminder Solutions

During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. This disposal group consists of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that we resell through our Japanese subsidiary. All assets and liabilities of this disposal group have been classified separately as of December 31, 2010. At September 30, 2011 and December 31, 2010, assets of the disposal group held for sale consisted of accounts receivable of $3.5 million and $4.3 million, respectively, net of allowances of $0.3 million. At September 30, 2011 and December 31, 2010, liabilities of the disposal group held for sale consisted of $3.2 million and $3.1 million of accounts payable, respectively. We expect this disposal to be completed prior to December 31, 2011. Prior period operating results have been reclassified to present this business as discontinued operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PGiMarket

On November 5, 2009, we completed the sale of our PGiMarket business. During the nine months ended September 30, 2011, we received $0.7 million in cash for the achievement of certain revenue targets in 2010 under an earn-out provision in the sale agreement.

Components of Discontinued Operations

We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue from discontinued operations	$1,174	$32,757	$8,735	$100,317

Income (loss) from operations	(540)	4,595	(486)	11,632
Interest expense	(9)	(370)	(70)	(1,171)
Income (loss) from disposal	(9)	—	9	—
Income tax benefit (expense)	7,293	(1,437)	7,287	(4,470)
Income from discontinued operations, net of taxes	$6,735	$2,788	$6,740	$5,991

The results of discontinued operations include an income tax benefit of $7.3 million. This benefit includes approximately $6 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale and $1 million for a correction of a valuation allowance previously recorded in 2011.

5. INDEBTEDNESS

Long-term debt and capital lease obligations at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Borrowings on credit facility	$196,277	$173,338
Capital lease obligations	7,969	10,406
Subtotal	204,246	183,744
Less current portion	(3,864)	(3,577)
Total long-term debt and capital lease obligations	$200,382	$180,167

During 2010, we entered into a new credit facility expiring in May 2014 and repaid and terminated our then existing credit facility. Following the retirement of our Term A loan in connection with our PGiSend sale, our facility consists of a $275.0 million revolver and an uncommitted $75.0 million accordion feature. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or 12 months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively, at September 30, 2011. Our interest rate on LIBOR loans, which comprised substantially all of our outstanding borrowings as of September 30, 2011, was 3.2%. Our

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

At September 30, 2011, we were in compliance with the covenants under our credit facility. At September 30, 2011, we had $196.3 million of borrowings and $5.5 million in letters of credit outstanding under our credit facility.

Until its expiration in August 2010, we had a $100.0 million interest rate swap outstanding. This swap was designated as a cash flow hedge in 2008. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with this interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated were recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.5 million and $1.0 million during the three and nine months ended September 30, 2010, respectively. As of December 31, 2010, our swaps had all expired, and no related balance is carried on our condensed consolidated balance sheets.

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

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$60	$64	$128	$218
Selling and marketing	137	446	683	1,315
Research and development	112	186	437	659
General and administrative	1,313	1,462	3,961	4,786
Equity-based compensation expense	1,622	2,158	5,209	6,978
Income tax benefits	(568)	(755)	(1,823)	(2,442)
Total equity-based compensation expense, net of tax	$1,054	$1,403	$3,386	$4,536

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2010 to September 30, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2010	1,474,834	$8.74
Granted	668,992	7.56
Vested/released	(595,773)	9.01
Forfeited	(49,800)	10.56
Unvested at September 30, 2011	1,498,253	$8.05

The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2011 and 2010 was $7.56 and $7.52, respectively. The aggregate fair value of restricted stock vested was $0.8 million and $4.4 million for the three and nine months ended September 30, 2011, respectively, and $2.2 million and $5.6 million for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, we had $9.0 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.2 years.

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

The following table summarizes the stock options activity under our stock plans from December 31, 2010 to September 30, 2011:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	459,836	$9.61
Granted	—	—
Exercised	—	—
Expired	(73,667)	10.82
Options outstanding at September 30, 2011	386,169	9.38	0.70	—
Options exercisable at September 30, 2011	386,169	$9.38	0.70	—

As of September 30, 2011 and 2010, we had no remaining unvested stock options to be recorded as an expense for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2011 and September 30, 2010, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, stock options and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, stock options and warrants for the three months ended September 30, 2011 and 2010. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends or dividend equivalents.

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income from continuing operations	$5,822	$1,022	$13,607	$9,791
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	49,033	58,548	49,982	58,380
Add effect of dilutive securities:
Unvested restricted shares	333	350	326	351
Stock options	—	—	—	6
Warrants	—	—	—	—
Weighted-average shares outstanding - diluted	49,366	58,898	50,308	58,737
Basic net income per share from continuing operations	$0.12	$0.02	$0.27	$0.17
Diluted net income per share from continuing operations	$0.12	$0.02	$0.27	$0.17

The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2011 excludes the effect of an aggregate of 563,693 and 718,552 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2010 excludes the effect of an aggregate of 1,626,789 and 926,360 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

State Corporate Tax Matter

On August 6, 2010, one of our former subsidiaries, Xpedite Systems, LLC, or Xpedite, which was included in the sale of our PGiSend messaging business to EasyLink completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in an adjustment to our condensed consolidated financial statements and could impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

Other Litigation and Claims

We are involved from time to time in other legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

9. DERIVATIVE INSTRUMENTS

We have used derivative instruments from time to time to manage risks related to interest rates. During the three and nine months ended September 30, 2011, we did not have any derivative instruments. During the three and nine months ended September 30, 2010, our derivative instruments were limited to interest rate swaps. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009 and the other expired in August 2010, so there is no associated asset or liability on our condensed consolidated balance sheet as of September 30, 2011.

Cash-Flow Hedges

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $3.0 million for the nine months ended September 30, 2010. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap, which expired in August 2010. Consequently, we did not have any such cash settlements during the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2010, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Effective portion:
Gain recognized in other comprehensive income, net of tax effect of $0.1 million and $0.5 million in 2010	$211	$1,009
Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps recognized in other expense	$254	$1,228
Interest expense related to monthly cash settlements:
Interest expense	$(575)	$(2,828)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues:
North America	$79,350	$76,469	$237,714	$230,185
Europe	23,751	19,636	72,501	63,183
Asia Pacific	16,083	13,392	44,884	39,561
Consolidated	$119,184	$109,497	$355,099	$332,929

Operating income (loss):
North America	$1,914	$(354)	$909	$511
Europe	5,962	3,882	19,553	16,153
Asia Pacific	2,035	1,079	5,516	4,250
Consolidated	$9,911	$4,607	$25,978	$20,914

11. CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest	$4,895	$6,194
Income tax payments	$5,092	$9,224
Income tax refunds	$1,226	$1,616
Capital lease additions	$1,080	$4,086
Capitalized interest	$141	$308

At September 30, 2011 and 2010, we had capital expenditures in “Total current liabilities” of $2.5 million and $2.7 million, respectively.

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

Key highlights of our financial and strategic accomplishments for the third quarter and the nine months ended September 30, 2011 include:

•	Released upgrades and enhancements to our New iMeet® and GlobalMeet® virtual meeting solutions.

•	Generated 8.8% and 6.7% growth in our net revenues for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010; and

•	Repurchased approximately 2.6 million shares of our common stock in the open market under our board approved stock repurchase plan.

Our primary corporate objectives for the remainder of 2011 are focused on continuing to:

•	Expand the awareness and adoption of our new iMeet and GlobalMeet services worldwide and introduce enhancements and upgrades to these applications that increase their addressable market opportunities; and

•	Transition our audio-only customers to more integrated, online collaboration solutions that provide a richer, more productive user experience.

In the first nine months of 2011, approximately 36% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first nine months of 2011 favorably affected our net revenues by approximately $8.2 million, compared to the same period in 2010.

We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease of the average rate per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Net revenues increased to $355.1 million in the first nine months of 2011 as compared to $332.9 million in 2010 primarily as a result of volume growth, despite price compression that continues to have a negative impact on our net revenues.

We have historically used our cash flows from operating activities for debt repayments, acquisitions, capital expenditures and stock repurchases. As of September 30, 2011, borrowings under our credit facility were $196.3 million. The availability on our credit facility at September 30, 2011 is $350.0 million, including the uncommitted $75.0 million accordion feature. See “—Capital resources” for a description of our credit facility.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the full fiscal year of 2011 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

The following table presents certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2011	2010	$	%
Net revenues:
North America	$79,350	$76,469	2,881	3.8
Europe	23,751	19,636	4,115	21.0
Asia Pacific	16,083	13,392	2,691	20.1
Consolidated	$119,184	$109,497	9,687	8.8

Operating income:
North America	$1,914	$(354)	2,268
Europe	5,962	3,882	2,080
Asia Pacific	2,035	1,079	956
Consolidated	$9,911	$4,607	5,304

Percent of net revenues:
North America	66.6%	69.9%
Europe	19.9%	17.9%
Asia Pacific	13.5%	12.2%
Consolidated	100.0%	100.0%

	Nine Months Ended
	September 30,		Change
	2011	2010	$	%
Net revenues:
North America	$237,714	$230,185	7,529	3.3
Europe	72,501	63,183	9,318	14.7
Asia Pacific	44,884	39,561	5,323	13.5
Consolidated	$355,099	$332,929	22,170	6.7

Operating income:
North America	$909	$511	398
Europe	19,553	16,153	3,400
Asia Pacific	5,516	4,250	1,266
Consolidated	$25,978	$20,914	5,064

Percent of net revenues:
North America	67.0%	69.1%
Europe	20.4%	19.0%
Asia Pacific	12.6%	11.9%
Consolidated	100%	100.0%

Consolidated Net Revenues

The following table details the changes in consolidated net revenues from the three and nine months ended
September 30, 2010 to the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific

September 30, 2010	$109,497	$76,469	$19,636	$13,392
Change in volume	25,343	11,730	10,015	3,598
Change in average selling prices	(18,443)	(9,032)	(7,080)	(2,331)
Impact of fluctuations in foreign
currency exchange rates	2,787	183	1,180	1,424
September 30, 2011	$119,184	$79,350	$23,751	$16,083

	Nine Months Ended
	Consolidated	North America	Europe	Asia Pacific

September 30, 2010	$332,929	$230,185	$63,183	$39,561
Change in volume	65,349	30,554	25,961	8,834
Change in average selling prices	(51,380)	(23,631)	(20,074)	(7,675)
Impact of fluctuations in foreign
currency exchange rates	8,201	606	3,431	4,164
September 30, 2011	$355,099	$237,714	$72,501	$44,884

Net revenues increased in each of our operating segments during the three and nine months ended September 30, 2011 from the comparable prior year period due to increased volume and positive fluctuations in foreign currency exchange rates, partially offset by decreased average selling prices. These trends in volume and selling prices are primarily due to volume growth in our large enterprise customer base and continued price reductions from existing customers.

Cost of Revenues

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Cost of revenues:
North America	$35,765	$34,117	1,648	4.8
Europe	7,427	5,719	1,708	29.9
Asia Pacific	6,746	4,998	1,748	35.0
Consolidated	$49,938	$44,834	5,104	11.4

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Cost of revenues:
North America	$105,593	$101,280	4,313	4.3
Europe	22,545	17,672	4,873	27.6
Asia Pacific	18,457	15,313	3,144	20.5
Consolidated	$146,595	$134,265	12,330	9.2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue expense as a percent of net revenues:
North America	45.1%	44.6%	44.4%	44.0%
Europe	31.3%	29.1%	31.1%	28.0%
Asia Pacific	41.9%	37.3%	41.1%	38.7%
Consolidated	41.9%	40.9%	41.3%	40.3%

Our cost of revenue as a percentage of net revenues has increased during the three and nine months ended September 30, 2011 compared to the same periods during 2010. These increases were attributable primarily to volume growth in our large enterprise customer base and price reductions from existing customers. Fluctuations in foreign currency exchange rates did not have a material impact on North America cost of revenue during the three and nine months ended September 30, 2011 compared to the same periods in 2010. Fluctuations in foreign currency exchange rates during the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted in an increase in cost of revenue in Europe of $0.4 million and $1.0 million, respectively, and in Asia Pacific of $0.5 million and $1.6 million, respectively.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Selling and marketing expenses:
North America	$20,511	$17,949	2,562	14.3
Europe	7,216	6,203	1,013	16.3
Asia Pacific	4,440	4,350	90	2.1
Consolidated	$32,167	$28,502	3,665	12.9

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Selling and marketing expenses:
North America	$68,145	$58,224	9,921	17.0
Europe	20,935	19,208	1,727	9.0
Asia Pacific	13,446	12,829	617	4.8
Consolidated	$102,526	$90,261	12,265	13.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling and marketing expense as a percent of net revenues:
North America	25.8%	23.5%	28.7%	25.3%
Europe	30.4%	31.6%	28.9%	30.4%
Asia Pacific	27.6%	32.5%	30.0%	32.4%
Consolidated	27.0%	26.0%	28.9%	27.1%

Selling and marketing expenses increased during the three and nine months ended September 30, 2011 from the same periods in the previous year due primarily to costs recognized in our North America operating segment related to the launch of our iMeet and GlobalMeet services. Fluctuations in foreign currency exchange rates did not have a material impact on North America selling and marketing expenses in the three and nine months ended September 30, 2011 compared to the same periods in 2010. Fluctuations in foreign currency exchange rates during the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted in increased selling and marketing expenses in Europe of $0.5 million and $1.3 million, respectively, and in Asia Pacific of $0.4 million and $1.3 million, respectively.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
General and administrative expenses:
North America	$10,203	$11,064	(861)	(7.8)
Europe	1,957	2,156	(199)	(9.2)
Asia Pacific	2,251	1,735	516	29.7
Consolidated	$14,411	$14,955	(544)	(3.6)

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
General and administrative expenses:
North America	$30,607	$32,236	(1,629)	(5.1)
Europe	6,052	6,671	(619)	(9.3)
Asia Pacific	5,750	5,048	702	13.9
Consolidated	$42,409	$43,955	(1,546)	(3.5)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
General and administrative expense as a percent of net revenues:
North America	12.9%	14.5%	12.9%	14.0%
Europe	8.2%	11.0%	8.3%	10.6%
Asia Pacific	14.0%	13.0%	12.8%	12.8%
Consolidated	12.1%	13.7%	11.9%	13.2%

General and administrative expenses in our North America operating segment decreased in the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of decreased personnel-related costs. General and administrative expenses in our Europe operating segment decreased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of decreases in professional fees and employee wages. General and administrative expenses in our Asia Pacific operating segment increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of fluctuations in foreign currency exchange rates partially offset by decreases in professional fees. Fluctuations in foreign currency exchange rates did not have a material impact on North America general and administrative expenses in the three and nine months ended September 30, 2011 compared to the same periods in 2010. Fluctuations in foreign currency exchange rates during the three and nine months ended September 30, 2011 compared to the same periods in 2010 resulted in increased general and administrative expenses in Europe of $0.1 million and $0.3 million, respectively, and in Asia Pacific of $0.2 million and $0.6 million, respectively.

Research and Development Expenses

Consolidated research and development expense as a percentage of net revenues was 2.5% and 3.3% for the three months ended September 30, 2011 and 2010, respectively, and was 2.5% and 3.2% for the nine months ended September 30, 2011 and 2010, respectively. Consolidated research and development expenses decreased $0.7 million and $1.9 million to $2.9 million and $8.7 million for the three and nine months ended September 30, 2011, respectively, compared with $3.7 million and $10.6 million for the same periods in 2010. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards was included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$60	$64	$128	$218
Selling and marketing	137	446	683	1,315
Research and development	112	186	437	659
General and administrative	1,313	1,462	3,961	4,786
Equity-based compensation expense	$1,622	$2,158	$5,209	$6,978

Depreciation Expense

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Depreciation expense:
North America	$6,444	$5,449	995	18.3
Europe	766	562	204	36.3
Asia Pacific	527	364	163	44.8
Consolidated	$7,737	$6,375	1,362	21.4

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Depreciation expense:
North America	$19,515	$16,121	3,394	21.1
Europe	2,196	1,673	523	31.3
Asia Pacific	1,461	1,122	339	30.2
Consolidated	$23,172	$18,916	4,256	22.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Depreciation expenses as a percent of net revenues:
North America	8.1%	7.1%	8.2%	7.0%
Europe	3.2%	2.9%	3.0%	2.6%
Asia Pacific	3.3%	2.7%	3.3%	2.8%
Consolidated	6.5%	5.8%	6.5%	5.7%

Consolidated depreciation expense increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Amortization expense:
North America	$1,117	$1,210	(93)	(7.7)
Europe	416	380	36	9.5
Asia Pacific	79	68	11	16.2
Consolidated	$1,612	$1,658	(46)	(2.8)

	Nine Months Ended September 30,		Change
	2011	2010	$	%
	(in thousands)
Amortization expense:
North America	$3,585	$4,408	(823)	(18.7)
Europe	1,243	1,161	82	7.1
Asia Pacific	233	201	32	15.9
Consolidated	$5,061	$5,770	(709)	(12.3)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization expenses as a percent of net revenues:
North America	1.4%	1.6%	1.5%	1.9%
Europe	1.8%	1.9%	1.7%	1.8%
Asia Pacific	0.5%	0.5%	0.5%	0.5%
Consolidated	1.4%	1.5%	1.4%	1.7%

Consolidated amortization expense decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 as a result of the decrease in amortization expense in North America related to customer lists and non-compete intangible assets from acquisitions made in 2005 that have become fully amortized.

Restructuring Costs

Consolidated restructuring costs were $4.8 million, or 4.4% of net revenues, for the three months ended September 30, 2010, and were $6.9 million, or 2.1% of net revenues, for the nine months ended September 30, 2010 with immaterial corresponding consolidated restructuring costs for the same periods in 2011.

Realignment of Workforce – 2011

During the quarter ended September 30, 2011, we recorded $0.7 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 20 positions. On a segmented basis, these restructuring costs totaled $0.5 million in North America, $0.1 million in Europe and $0.3 million in Asia Pacific. Our remaining accrual for the 2011 restructuring costs was $0.3 million at September 30, 2011, including $0.2 million for lease termination costs and $0.1 million for severance costs. We anticipate the severance costs will be paid this year, and the lease termination costs will be paid through August 31, 2013.

Realignment of Workforce – 2010

During the year ended 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.5 million in Europe and $1.2 million in Asia Pacific. Our remaining accrual for the 2010 restructuring costs was $0.9 million at September 30, 2011, including $0.2 million for lease termination costs and $0.7 million for severance costs. We anticipate the severance costs will be paid this year, and the lease termination costs will be paid through March 31, 2013.

Realignment of Workforce – 2009

During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, including accelerated vesting of restricted stock with a fair market value of $0.2 million. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. Our remaining accrual for the 2009 restructuring costs, representing lease termination costs, was $2.6 million at September 30, 2011. We anticipate the lease termination costs will be paid through August 31, 2018.

Net Legal Settlements and Related Expenses

Net legal settlements and related expenses for the nine months ended September 30, 2010 were $0.4 million, with no significant corresponding net legal settlements and related expenses for the same period in 2011, and were attributable to legal fees incurred during the defense of a state income tax matter, which was settled in February 2011.

Acquisition-Related Costs

During the nine months ended September 30, 2011 and 2010, we expensed $0.1 million and $0.3 million in acquisition-related costs, respectively. We allocated similar costs in years prior to 2009 to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

Interest expense was $2.2 million and $2.8 million in the three months ended September 30, 2011 and 2010, respectively, and was $6.4 million and $9.1 million in the nine months ended September 30, 2011 and 2010, respectively. Interest expense decreased during the three and nine months ended September 30, 2011 compared to the same periods in the prior year due to the expiration of our only outstanding interest rate swap in August 2010, $0.2 million of debt issuance costs written off in the second quarter of 2010 in connection with the refinancing of our credit facility and $0.6 million of excise tax interest incurred in the second quarter of 2010, partially offset by $0.2 million of excise tax interest incurred during the third quarter of 2011 and increased interest rates on our new credit facility due to general credit market conditions. We had $196.3 million and $252.9 million of outstanding borrowings on our credit facility subject to interest rate risk at September 30, 2011 and 2010, respectively. Our effective interest rate on the U.S. Dollar amount of this portion of our credit facility was 3.2% and 3.0% at September 30, 2011 and 2010, respectively. Our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of September 30, 2011, we do not have any outstanding interest rate swaps. The weighted-average outstanding balance on our credit facility was $200.6 million and $268.2 million for the three months ended September 30, 2011 and 2010, respectively, and $195.2 million and $268.3 million in the nine months ended September 30, 2011 and 2010, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our debt. To that end, we used a portion of the net proceeds from our PGiSend sale to retire our Term A loan in the fourth quarter of 2010.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2011 was $2.0 million and $5.8 million, respectively, compared to income tax expense of $0.3 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. The increase in income tax expense during the three and nine months ended September 30, 2011 compared to the same periods in the prior year was primarily related to the increase in pre-tax net income, shifts in income between jurisdictions and discrete taxes recorded related to North America and Asia Pacific.

Our unrecognized net tax benefit of $3.5 million at September 30, 2011 and $3.7 million at December 31, 2010, if recognized, would affect our annual effective tax rate. The unrecognized net tax benefit at September 30, 2011 is included in “Other assets” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits, as anticipated, the balance could change significantly over the next 12 months.

As we file our remaining international tax returns, we may record additional provision to return adjustments.

Discontinued Operations

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business to EasyLink for an aggregate purchase price of $105.0 million, with a working capital target that was finalized in the first quarter of 2011, resulting in an additional payment from EasyLink of $1.8 million. Prior period operating results have been reclassified to present this business as discontinued operations.

Maritime Notification and Reminder Solutions

During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. This disposal group consists of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that we resell through our Japanese subsidiary. All assets and liabilities of this disposal group have been classified separately as of December 31, 2010. At September 30, 2011 and December 31, 2010, assets of the disposal group held for sale consisted of accounts receivable of $3.5 million and $4.3 million, respectively, net of allowances of $0.3 million. At September 30, 2011 and December 31, 2010, liabilities of the disposal group held for sale consisted of $3.2 million and $3.1 million of accounts payable, respectively. We expect this disposal to be completed prior to December 31, 2011. Prior period operating results have been reclassified to present this business as discontinued operations.

PGiMarket

On November 5, 2009, we completed the sale of our PGiMarket business. During the nine months ended September 30, 2011, we received $0.7 million in cash for the achievement of certain revenue targets in 2010 under an earn-out provision in the sale agreement.

Components of Discontinued Operations

We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue from discontinued operations	$1,174	$32,757	$8,735	$100,317

Income (loss) from operations	(540)	4,595	(486)	11,632
Interest expense	(9)	(370)	(70)	(1,171)
Income (loss) from disposal	(9)	—	9	—
Income tax benefit (expense)	7,293	(1,437)	7,287	(4,470)
Income from discontinued operations, net of taxes	$6,735	$2,788	$6,740	$5,991

The results of discontinued operations include an income tax benefit of $7.3 million. This benefit includes approximately $6 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale and $1 million for a correction of a valuation allowance previously recorded in 2011.

Liquidity and Capital Resources

At September 30, 2011, we had utilized $201.8 million of our credit facility, with $196.3 million in borrowings and $5.5 million in letters of credit outstanding. On October 21, 2010, a portion of the proceeds from our PGiSend sale were used to retire our $50.0 million Term A loan. Following the retirement of our Term A loan, our $350.0 million credit facility consists of a $275.0 million revolver and an uncommitted $75.0 million accordion feature. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of September 30, 2011, we have no outstanding interest rate swaps.

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

As of September 30, 2011, we had $29.0 million in cash and equivalents compared to $15.1 million as of December 31, 2010. Cash balances residing outside of the United States as of September 30, 2011 were $27.1 million compared to $14.0 million as of December 31, 2010. We receive cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

Consolidated operating cash flows were $39.6 million and $30.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in deferred income taxes in 2011 compared to 2010.

Cash used in investing activities

Consolidated investing activities used cash of $22.6 million and $25.8 million for the nine months ended September 30, 2011 and 2010, respectively. The principal use of cash in investing activities for the nine months ended September 30, 2011 related to $23.3 million of capital expenditures and $1.2 million of cash used primarily for our investment described in Note 2, partially offset by $1.9 million of cash provided by working capital and earn-out provisions related to our PGiSend and PGiMarket sales. The principal uses of cash in investing activities for the nine months ended September 30, 2010 related to $25.3 million of capital expenditures.

Cash used in financing activities

Consolidated financing activities used cash of $2.0 million and $12.5 million for the nine months ended September 30, 2011 and 2010, respectively. The primary source of cash from financing activities in the nine months ended September 30, 2011 included $18.9 million of net borrowings on our credit facility partially offset by $20.9 million in treasury stock purchases. The primary use of cash for financing activities in the nine months ended September 30, 2010 included $9.7 million of net payments on our credit facility, $1.2 million of payments of debt issuance costs and $1.6 million in treasury stock purchases.

Off-balance sheet arrangements

At September 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

During 2010, we entered into a new credit facility expiring in May 2014 and repaid and terminated our then existing credit facility. Following the retirement of our Term A loan in connection with our PGiSend sale, our facility consists of a $275.0 million revolver and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or 12 months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 2.0% and 3.0%, respectively, at September 30, 2011. Our interest rate on LIBOR loans, which comprised substantially all of our outstanding borrowings as of September 30, 2011, was 3.2%. Our credit facility contains customary restrictive covenants, including financial covenants, and otherwise contains terms substantially similar to the terms in our prior credit facility.

At September 30, 2011, we were in compliance with the covenants under our credit facility. At September 30, 2011, we had $196.3 million of borrowings and $5.5 million in letters of credit outstanding under our credit facility.

Until its expiration in August 2010, we had a $100.0 million interest rate swap outstanding. This swap was designated as a cash flow hedge in 2008. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with this interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated were recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.3 million and $1.2 million during the three and nine months ended September 30, 2010, respectively. As of December 31, 2010, our swaps had all expired, and no related balance is carried on our condensed consolidated balance sheets.

Liquidity

At September 30, 2011, we had $29.0 million in cash and equivalents compared to $15.1 million as of December 31, 2010. Cash and cash equivalents held by our foreign subsidiaries at September 30, 2011 were $27.1 million compared to $14.0 million as of December 31, 2010. As we generated positive operating cash flows from each of our geographic business segments for the nine months ended September 30, 2011, we currently do not foresee a need to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. However, if these funds are needed for our operations in the United

States, we could be required to pay additional U.S. taxes to repatriate these funds. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner.

Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual net revenues) and to fund research and development expenses for new services and enhancements to existing services (which historically have been 2% to 3% of annual net revenues). We anticipate no material changes in these costs and, therefore, believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At September 30, 2011, we had $73.2 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund acquisitions and stock repurchases. In October 2010, a portion of the proceeds from our PGiSend sale was used to retire our $50.0 million Term A loan, to fund our $58.8 million tender offer and to pay certain transactions fees and closing costs related to the sale and tender offer.

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

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review the accounting policies used in reporting our financial results on a regular basis and review critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Revenue recognition;

•	Allowance for uncollectible accounts receivable;

•	Goodwill and other intangible assets;

•	Income taxes;

•	Restructuring costs;

•	Legal contingencies; and

•	Derivative instruments.

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

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of new services, including our iMeet and GlobalMeet services;

•	Our ability to attract new customers and to retain and further penetrate our existing customer base;

•	Risks associated with challenging global economic conditions;

•	Costs or difficulties related to the integration of any new technologies;

•	Service interruptions and network downtime;

•	Price increases from our telecommunications service providers;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security of transactions;

•	Our level of indebtedness;

•	Future write-downs of goodwill or other intangible assets;

•	Assessment of income, state sales and other taxes;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Risks associated with acquisitions and market expansion;

•	The impact of the sale of our PGiSend messaging business;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers;

•	Risks associated with international operations, including political instability and fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010; and
31

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, our $100.0 million interest rate swap, which had a fixed rate of 4.75%, expired in August 2010. As of September 30, 2011, we have no outstanding swaps.

At September 30, 2011, we had borrowings of $196.3 million outstanding under our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.9 million based on our September 30, 2011 debt level.

We generated approximately 36% of our consolidated net revenues and 30% of our operating expenses in countries outside of the United States in the nine months ended September 30, 2011. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2011, we had debt outstanding of CAD $0.4 million and £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the nine months ended September 30, 2011 by approximately $12.8 million, $10.0 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at September 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

State Corporate Tax Matter

On August 6, 2010, one of our former subsidiaries, Xpedite, which was included in the sale of our PGiSend messaging business to EasyLink completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in an adjustment to our condensed consolidated financial statements and could impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2011	9,503	$8.77	—	5,279,800
August 1 - 31, 2011	1,157,264	$7.14	1,157,264	4,122,536
September 1 - 30, 2011	24,560	$6.42	—	4,122,536
Total	1,191,327	$7.44	1,157,264	4,122,536

(1)	The total number of shares purchased includes shares purchased pursuant to the 2006 plan described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 9,503 shares and 24,560 shares for the months of July and September 2011, respectively.

(2)	In June 2006, our board of directors authorized, and we announced, a stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. Through September 30, 2011, we had repurchased all 7.0 million shares pursuant to this stock repurchase program.
33

In July 2011, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. Through September 30, 2011, we had repurchased 877,464 shares pursuant to our new stock repurchase program.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this Form 10-Q, which are incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	PREMIERE GLOBAL SERVICES, INC.

	By:	/s/ David E. Trine
David E. Trine Chief Financial Officer (principal financial and accounting officer and duly authorized signatory of the registrant)

35

EXHIBIT INDEX

Exhibit Number		Description
3.	1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).
3.	2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).
4.	1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.
4.	2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).
10.	1	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended.
31.	1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.	2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.	1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.	2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.	INS	XBRL Instance Document*
101.	SCH	XBRL Taxonomy Extension Schema Document*
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.	LAB	XBRL Taxonomy Extension Label Document*
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

