Form 10-K
period 2011-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2012-03-12
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

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

Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011 as reported by the New York Stock Exchange was $371,930,635.

As of March 5, 2012, 50,163,231 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2012 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our new cloud-based, virtual meeting services, including our iMeet® and GlobalMeet® services;

•	Our ability to attract new customers and to retain and further penetrate our existing customers;

•	Risks associated with challenging global economic conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security of transactions;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	The impact of the sale of our PGiSend business;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Item 1A. “Risk Factors” in this annual report; and

i

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

ii

iii

PART I

Item 1. Business

Overview

Premiere Global Services, Inc., or PGi, has been a global leader in virtual meetings for 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice and file sharing technologies. PGi solutions are available via desktops, tablets or mobile devices, helping businesses worldwide be more productive, mobile and “green.” PGi has a global presence in 25 countries and an established base of more than 35,000 enterprise customers, including 75% of the Fortune 100™. In the last five years, we have hosted more than 725 million people from 137 countries in over 165 million meetings.

PGi goes to market with three primary solutions. Our iMeet® next-generation online meeting solution combines secure, web-based video conferencing, audio conferencing, social networking and file sharing. Our GlobalMeet® solution integrates web conferencing and audio conferencing into one complete solution for easy, cost-effective meetings. Our ReadyConference® audio conferencing solution suite includes automated conferencing, global conferencing with approximately 140 access points and operator-assisted event conferencing. We also offer a suite of mobile applications that extends our solutions to tablets and other mobile devices.

We offer our virtual meeting solutions in the cloud, with a software as a service, or SaaS, model, eliminating the burden of up-front capital investment and the complexity associated with purchasing and installing hardware and desktop software solutions. Further, our SaaS model lets customers avoid the headcount and ongoing operating costs required to support internal solutions, the expense of platform upgrades and the business risk of technology obsolescence.

We host our solutions on our secure, enterprise-class platforms that are located around the world in our server and network operations centers and in third-party colocation facilities. This integrated network of cloud-based platforms supports our proprietary software and a variety of leading third-party applications.

PGi solutions are available online at www.pgi.com, www.imeet.com and www.globalmeet.com, through our mobile applications for the iPhone, iPad, BlackBerry and other mobile devices, and through access points embedded in third-party applications. We offer open-standards access to our platforms and technologies to enable our customers and strategic partners to integrate our capabilities.

We market our solutions globally through a multi-channel sales approach that includes direct sales, channel resellers, strategic technology partners, web-based sales and direct telesales.

We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2011, we had approximately 1,700 employees conducting business within our three operating segments, which include North America, Europe and Asia Pacific. See Note 19 to our consolidated financial statements for the year ended December 31, 2011, included in this annual report, for information concerning operations in our segments.

Industry Background

Based on the 2011 Worldwide Collaboration Services Market Forecast study by Wainhouse Research, LLC, the global collaboration and conferencing market is projected to grow at a compound annual growth rate of approximately 5% to $8 billion by 2015.

Collaboration has become a mission-critical backbone of modern business, as even the most basic tasks rely on the ability of individuals to communicate and share information in a cost-effective, real-time and productive manner. We believe companies are increasingly relying on collaboration technologies because of the growing cost and inconvenience of business travel, the increasingly mobile workforce, environmental concerns and the desire to improve corporate efficiency and productivity to remain competitive.

Helping companies and individuals meet in better, more enjoyable and productive ways is at the core of our focus and expertise at PGi. With two decades of experience in virtual meetings, we have generated meaningful revenue growth, garnered a world-class customer base of leading companies in nearly every industry and region of the world, increased our market share and helped lead and expand the industry through our product innovation. We believe that these strengths, combined with our longstanding history of delivering results to our customers, provide us with a significant competitive advantage in the market.

Today, the way in which people meet and collaborate is changing, supported by significant advances in communication technologies and evolving user habits and expectations. We believe the market is moving toward next-generation, virtual meeting technologies that leverage cloud-based software, the web, social media platforms, desktop video and mobile computing to deliver a more robust, engaging and meaningful collaborative experience.

Our strategy is to lead the industry in this transition by leveraging our competitive strengths and continuing to deliver innovative solutions that incorporate new technologies and embrace users’ changing preferences for how they want to meet, collaborate and connect. Further, we believe our ongoing enhancements to our iMeet and GlobalMeet solutions will greatly expand the addressable market for our services into rapidly growing areas like desktop video conferencing, visual audio conferencing, mobile collaboration, social media, live event streaming and file sharing.

Solutions

Our virtual meeting solutions enable multiple people, regardless of their physical location, to easily collaborate via video, web and/or audio conferencing technologies. Our solutions are used for all forms of meetings, from large events, such as investor relations presentations and training sessions, to smaller meetings, such as sales planning, project management and ad hoc meetings. We design our solutions with the intent of making them more simple, personal and mobile to enable people to meet in more meaningful ways, anytime, anywhere. By utilizing a single interface to access integrated video, web and audio conferencing services via their desktop, laptop, smartphone, tablet or landline, users don’t have to employ multiple platforms for their virtual meetings.

iMeet

In January 2011, we launched our iMeet solution, which offers secure, web-based video conferencing to enable people to meet face-to-face online. Unlike traditional web conferencing services, iMeet gives users their own personal meeting room online that combines web-based video conferencing and visual audio conferencing with social networking and file sharing. iMeet was designed to bring a simple, human and intuitive experience to online meetings. iMeet enables up to 15 people to connect face-to-face online, without software downloads or incremental hardware investments beyond a standard webcam. iMeet meeting guests can connect with and learn more about each other using today’s most popular social networks, show and share presentation materials, including video presentations, and take real-time, collaborative meeting notes. Meeting guests can connect to iMeet via their desktop, tablet or mobile device, anywhere in the world.

GlobalMeet

In February 2011, we launched our GlobalMeet solution, which offers integrated conference calling and web conferencing services to businesses at a competitive price. GlobalMeet was designed to simplify the user experience associated with web conferencing services and to better replicate the way people naturally meet. GlobalMeet enables up to 125 users to connect using their webcam and a traditional telephone. GlobalMeet users can schedule, start and manage audio and web conference calls from their desktop or mobile device and connects meeting participants automatically, without the need for dial-in numbers and passcodes. Users can transition from an audio conference call into a web collaboration session with the click of a button. GlobalMeet offers screen sharing, application sharing, white boarding, polling, chat and other traditional web conferencing features.

ReadyConference

Our ReadyConference audio conferencing suite of enterprise-class audio conferencing services includes automated conferencing, global conferencing with approximately 140 access points and operator-assisted event conferencing. These services are available around the world and are scalable for businesses of every size.

Customers

Our customer base is diverse across industry vertical, region and size of company. Our customers include leading software and technology companies, commercial and investment banks, retailers, travel and hospitality firms and healthcare companies, among others. Our customers use our solutions to reduce cost, increase efficiency, enhance productivity, promote their corporate sustainability initiatives and accelerate business objectives.

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

Sales and Marketing

We have a multi-channel sales approach that includes global, enterprise, small and medium business, indirect and strategic partners and online web sales:

•	We sell directly to customers through our approximately 585 sales and marketing professionals worldwide;

•	We sell indirectly through marketing alliances and distribution partners, including agents and resellers;

•	We sell indirectly through strategic technology partners that integrate and resell our services with their own;

•	We sell online in an ecommerce model at our transactional websites, including www.pgi.com, www.imeet.com and www.globalmeet.com; and

•	We employ print, television, radio, online and email marketing campaigns to generate increased activity for our sales channels.

As a service organization, our customer care teams play a major role in managing customer relationships and sell additional value-added services to existing accounts.

Competition

The markets for our solutions are highly competitive, rapidly evolving and subject to changing technology, shifting customer needs and introductions of new products and services. We compete for customers based on product offerings, price, customer service, quality of user experience, ease of use, reliability, global capabilities, scalability, value-added functionality, security and integration with multiple operating systems and devices.

We believe our competitive advantages in the market include:

•	Our proven track record of performance and history of innovation;

•	Our breadth of video, web and audio conferencing services;

•	Our global reach;

•	The quality, security, reliability, scalability and interoperability of our service offerings; and

•	The ease of use and user experience of our virtual meeting solutions.

We compete with independent conferencing service providers like ACT Teleconferencing, Inc., Arkadin, Inc., which recently acquired the ConferencePlus conferencing services division of Westell Technologies, Inc. and Intercall, Inc., a division of West Corporation. Additionally, we compete with major telecommunications service providers around the world, such as AT&T Inc., BT Group plc., France Telecom S.A., Global Crossing Limited, Nippon Telegraph and Telephone Corporation, TELUS Corporation and Verizon Communications, Inc. We also face competition from companies that offer free conferencing services, smaller and niche providers of audio, web and video conferencing services, premise-based solution providers and internally developed solutions for companies that choose to insource these needs.

We also compete with services offered by business suite software providers, application service providers and web conferencing providers, such as AdobeConnect, Cisco WebEx Meeting Center, Citrix GoToMeeting, IBM Lotus Sametime and Microsoft Lync. These providers may attempt to leverage their dominant market positions through additional technical integration or bundled offerings or through acquisitions, such as Microsoft Corporation’s acquisition of Skype Global S.à r.l. and Citrix Systems Inc.’s acquisition of Netviewer AG, to further expand their presences in the collaboration and conferencing market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive collaboration and conferencing services that could choose to increase their emphasis on offerings competitive to us, cease to offer some or all of their services or our services or both.

Furthermore, we compete with services offered by consumer-oriented technology providers, such as Google+ and Google Voice, ooVoo and Skype, as well as various social networks, including Facebook and Huddle, which are beginning to offer limited real-time collaboration capabilities. We also compete with customer relationship management, or CRM, and social business platform providers, such as Salesforce.com, Inc., and Jive Software, Inc., which are integrating real-time collaboration services into their offerings.

Research and Development

Designing, developing, testing, deploying and supporting innovative virtual meeting technologies allows us to better meet our customers’ needs and to differentiate and position ourselves in larger market segments. For example, during 2011, we launched our iMeet and GlobalMeet virtual meeting solutions. In addition, we released enhancements and upgrades to these solutions, including our mobile applications, dial-out capabilities and toolbars for both iMeet and GlobalMeet, enhanced softphone and “add a guest” features for iMeet and upgraded video with picture-in-picture, enhanced screen sharing and simplified recording capabilities for GlobalMeet. We also continue to expand and migrate traffic to our global platform of media servers, which enables us to smart route traffic around the world using local access points.

We devote significant resources to the innovation and development of new services, enhancements to existing services and to our websites. We employ approximately 100 research and development professionals. Our research and development expenses from continuing operations for 2011, 2010 and 2009 were $11.5 million, $14.1 million and $11.3 million, respectively.

Suppliers

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $28.5 million for 2012.

Government Regulation

We are subject to various federal, state, local and international laws regulating the provision of our services. The application of these laws and regulations to our services is often unclear and sometimes may conflict. As a result, we monitor and have compliance procedures in place regarding applicable laws and regulations. Further, our customer agreements generally provide that our customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation by private parties and governmental bodies, including governmental enforcement actions, alleging a violation of such laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of litigation and enforcement actions. In addition, we could incur additional costs or be required to change or restrict our business practices or services in order to comply with applicable laws and regulations or if our customers seek to have us assume obligations as part of contractual negotiations.

The following is a brief description of certain laws and regulations that could impact our business and the business of our customers. For further discussion of how these regulations may adversely impact our business, see Item 1A. Risk Factors – “Risks Related to Government Regulation.”

Telecommunications

We do not view our conferencing services as traditional common carrier services and instead have chosen to offer such services on a private carriage basis. To the extent that our conferencing services are provided on a private carriage basis, such services are subject to fewer obligations than apply to traditional common carrier telecommunications services. Consequently, we have not submitted to all Federal Communications Commission, or FCC, or state public service or utility commission regulations applicable to providers of traditional telecommunications services in the United States. However, we are subject to certain regulations imposed by the FCC, and we may be affected by additional regulatory decisions, trends or policies issued or implemented by regulatory authorities. For example, in June 2008, the FCC issued an order ruling that audio conferencing providers must contribute directly to the federal Universal Service Fund, or USF, on a prospective basis, based on revenues from certain teleconferencing services. In accordance with FCC rules, since August 2008, we have filed quarterly and annual reports of revenues of certain of our conferencing subsidiaries with the Universal Service Administration Company, or USAC, and we make contributions to USF and recover those contributions from our applicable conferencing customers. The FCC has not issued further guidance about how audio conferencing providers should distinguish telecommunications revenues associated with teleconferencing services from other revenues on the reports filed with USAC. In addition, telecommunications regulatory authorities may conclude our services are subject to the regulations and requirements applicable to common carrier providers of traditional telecommunications services. If an authority were to make such a determination, our costs could increase and the profitability of our business could be adversely affected.

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

Any changes to these requirements, including regulatory authorities seeking to further regulate aspects of our services under new laws and regulations, could adversely affect our business and require us to comply with laws and regulations that, in our view, are currently not applicable to us.

Data Privacy

A number of legislative and regulatory proposals are under consideration and may be adopted or have already been enacted by federal and state lawmakers and regulatory bodies with respect to data protection and privacy. Many states and foreign jurisdictions have passed laws requiring notification to consumers when there is a security breach of personal data, including credit card and other personally identifiable information, and mandating certain data security standards. For example, Massachusetts and Nevada enacted data privacy requirements for entities that receive, store, maintain, process or otherwise have access to “personal information” concerning their residents in connection with the provision of goods or services.

We are also subject to data privacy and protection regulation by various international regulatory authorities. For example, countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC if they do not comply with the provisions of their certification. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, has certified compliance with the EU safe harbor through the U.S. Department of Commerce. In addition, in January 2012, the European Commission proposed sweeping changes to its data protection rules that, if enacted, would impose more stringent operational requirements on our business and significant penalties for noncompliance. In Canada, the Personal Information and Electronic Documents Act, or PIEDA, similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada.

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

International

As we continue to expand and localize our international activities, we may become obligated to comply with the laws of additional jurisdictions, which may be more stringent or impose more significant burdens on businesses than those in the United States. In addition, because our services are accessible worldwide over the web, foreign jurisdictions may claim that we are required to comply with more of their laws. Compliance in foreign jurisdictions may be more costly or may require us to change or restrict our business practices or services relative to those in the United States.

Proprietary Rights and Technology

Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have ten patents issued and 77 applications pending in the United States and internationally. We own and use a number of federally registered trademarks and pending applications for trademarks in the United States and in other countries, including Premiere Global Services & Design®, PGI & Design®, PGiConnect®, Powered by Premiere & Design®, Auditorium®, GlobalMeet®, iMeet®, iMeet (stylized)®, ReadyCast®, ReadyConference®, SaveOnConferences.com®, SoundByte®, SoundCast®, Soundpath®, VisionCast®, PGiMeetTM and iMeetLiveTM. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement.

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

Employees

As of December 31, 2011, we employed approximately 1,700 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors.

The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “Business – Competition.” Competition in web and video conferencing services continues to increase as new providers enter the marketplace and offer a broader range of conferencing solutions through new technologies. Many of our current and potential competitors, such as major telecommunications, business suite, software and application service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings, and new competitors are likely to continue to emerge. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings, such as Microsoft’s acquisition of Skype and Citrix’s acquisition of Netviewer. Also, we compete with companies with whom we also have distribution and reseller arrangements, as well as with internally developed solutions for companies who choose to insource these needs. As we expand our market opportunity, we also face pressures from free conferencing providers, and smaller and niche conferencing providers, as well as consumer-oriented technology providers that are attempting to enter the enterprise collaboration market and CRM and social business platform providers, which are integrating real-time collaboration services into their offerings. Increased competition could result in pricing pressure on our services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

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

We have experienced and may continue to experience difficulty integrating new technologies into our existing services and systems. The number of people using devices other than telephones and personal computers to access conferencing services has increased dramatically in the past few years. As new devices and platforms are continually being released, it is difficult to predict problems we may encounter in developing versions of our solutions for these alternative devices. For example, in 2011, we released mobile applications for our iMeet and GlobalMeet solutions and enhanced softphone features for iMeet. If we cannot successfully integrate new technologies, or fail to capture a significant share of this increasingly important portion of the market, we may not generate sufficient revenues and operational synergies may not develop.

Our future success depends on market acceptance of our new services.

Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we believe that the success of our iMeet and GlobalMeet solutions will depend on customer perceptions as to the technological and operational benefits or improved user experience associated with these services as compared to alternative services. A failure to achieve broad market acceptance of, or a decline in the demand for, our new services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services will depend on several factors, including:

•	ease of use;

•	price;

•	reliability;

•	accessibility to our services;

•	quality of service;

•	system security;

•	product functionality; and

•	the effectiveness of our strategic marketing and sales efforts and distribution channels.

If we do not meet these challenges, our new services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services. In addition, our new services and enhancements may not be as successful as our competitors’ solutions. In addition, if we are unable to develop new services and enhancements or if we experience delays or problems with their introduction we may not be able to gain market share and increase our revenues.

We believe that continuing to strengthen our current services and brand and effectively launching new services and enhancements to our existing services will require continued focus on active marketing efforts. For example, in 2011, we incurred a significant increase in selling and marketing expense, relating to the launch campaigns for the commercial releases of our new iMeet and GlobalMeet solutions. In order for our new virtual meeting solutions, iMeet and GlobalMeet, to succeed in the future, we believe we will need to market and sell to both our existing customer base as well as focusing on new market opportunities and shifting to entirely new user communities. For this shift outside the traditionally-defined collaboration market to occur, our new solutions must meet a need better than services currently offered in the market. The demand for and cost of advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Promotional efforts may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be harmed.

Our success depends on our ability to attract, retain and further penetrate our customers.

We must retain and continue to expand our ability to reach and penetrate our customers, by transitioning our customers from our audio conferencing services and from resold third-party web conferencing services to our new virtual meeting solutions. In addition, large global enterprise customers may request special pricing, such as bundled pricing or volume discounts, which could negatively impact our revenues and generally have longer sales cycles, which make it difficult to predict when these sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We are subject to pricing pressures for our services which could cause us to lose market share and decrease revenues and profitability.

We compete for customers based on several factors, including price. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, we have experienced declines in the average selling price per minute of our audio conferencing services and expect this trend to continue into the foreseeable future. We also offer free trials of our new virtual meeting solutions and introduced GlobalMeet at what we believe to be competitive pricing. In some cases, our competitors may offer their services for free, at reduced rates or on a trial basis in order to win customers. In addition, we compete with telecommunications service providers that generally have lower voice and data costs as a result of their ownership of an underlying telecommunications network and may offer services similar to ours at reduced rates. We believe price competition could become a more significant competitive factor in the future due to competitive factors and the rapidly changing marketplace for our services. We have reduced our pricing to retain existing customers in certain circumstances and expect we may be required to further reduce our pricing in the future. If we are unable to offset any pricing declines through increased volumes or decreases in our costs, our results of operations could be adversely affected.

Our customer contracts are typically not exclusive and do not contain revenue commitments.

We do not typically have long-term or exclusive contracts with our customers or revenue commitments. Historically, our customer contracts for audio conferencing generally enable customers to terminate the contract or reduce volume without penalty and are often subject to renegotiation at any time. In addition, many of our larger enterprise customers allocate their business among multiple service providers with whom we must compete. Any of these developments could result in significant customer and associated revenue loss.

Continuing challenging global economic conditions could adversely affect our business and financial results.

The continued global economic downturn exacerbated by the recent European economic and financial turmoil related to sovereign debt issues in certain countries have significantly adversely affected global economic conditions. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. These difficult economic conditions and the uncertainty about future economic conditions may adversely affect our customers’ level of spending, ability to obtain financing for purchases, ability to make timely payments to us for our services and adoption of new technologies, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, lead to increased price competition and adversely affect our results of operations.

Price increases from our telecommunications service providers or our inability to efficiently utilize or re-negotiate minimum purchase requirements in these agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain voice and data services on favorable terms from telecommunications service providers. The total amount of our minimum purchase requirements in 2011 was approximately $51.0 million, and we incurred telecommunications costs in excess of these minimums. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $28.5 million for 2012. In addition, certain circuits and colocation services that we purchase are subject to term requirements, including penalties for early termination. These service providers are not obligated to renew these agreements or offer the same or lower rates in the future, and these agreements may be subject to termination or modification for reasons outside of our control. Other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements. If we are unable to obtain telecommunications services on favorable terms or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Interruption in third-party services that we use could result in service delays and disruptions, a loss of significant customers and revenues or an increase in costs.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and web-based services on favorable terms from traditional and VoIP telecommunications service providers, local exchange carriers, financial systems hosting providers and Internet service providers. We do not own a telecommunications network and host a significant portion of our financial systems through third-parties. As a result, we depend on a variety of third-party providers for voice and data services, financial systems and Internet access. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, in August 2011, we experienced a service interruption as a result of one of our primary underlying carrier’s network outage, which necessitated that we transition our traffic to more expensive backup networks causing our margins to decline in that quarter. In addition, we have experienced service interruptions as a result of our expanded international coverage access points and increased traffic volumes. Any interruptions in the delivery of our services due to third-party outages could undermine confidence in our services and cause us to lose customers or harm our reputation, which would make attracting new customers more difficult. In addition, because many of our services are critical to our customers, any significant interruption in service could result in losses to customers. Although our customer contracts generally limit our liability for service failures and exclude liability for consequential damages, a court might not enforce these provisions, which could expose us to financial loss. Further, we often provide our customers with service level commitments, which if not met, may obligate us to provide service credits or other compensation to our customers or allow customers to terminate or renegotiate their contracts, which could negatively affect our results.

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

We currently maintain facilities with network infrastructure and telecommunications equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time, and we may experience downtime in the future. For example, in 2011, we again expanded our presence in colocation facilities. While this expansion provides us with greater geographic diversity, it also can increase the complexity of managing and configuring our network. Although we believe that we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services, service interruptions could still occur and result in the loss of significant customers, which could cause us to lose revenues. While we maintain business interruption insurance, it may not cover all outages and we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

If we fail to increase our network capacity to meet customer demands, the quality of our service offerings may suffer.

We continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers. For example, during 2011, we expanded our VoIP conferencing port capacity to meet the needs of growing demand while operating at an acceptable utilization.

Technological obsolescence of our equipment or systems could result in substantial capital expenditures.

Technological advances may result in the development of new or changing industry standards, which could cause our equipment or systems to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment. For example, we have significantly increased our number of VoIP ports on a global basis. Additionally, new standards could be introduced in the future that may require us to upgrade our media servers in certain regions around the world to enable us to more effectively meet our requirements and grow our business.

Security and privacy breaches of the security measures we employ to protect our customers’ confidential information may have an adverse impact on the use of our web-based services.

Despite the security measures we have taken to protect our customers’ confidential information, such as customers’ business, credit card or other personally identifiable information, transmitted over the Internet and public networks, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If someone is able to circumvent our security measures, they could misappropriate our proprietary information or cause interruption in our operations. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Actual or perceived security breaches could damage our reputation, expose us to a risk of loss or liability and result in a loss of confidence in the security of our services that could potentially have an adverse effect on our business. We may be required to make additional significant investments in efforts to protect against and remedy these types of security breaches. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance, healthcare and financial services industries. Increased regulation in data privacy protections and information security obligations could impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. Some of our customers may seek to contractually impose certain data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Our cloud-based solutions present execution and competitive risks.

Our virtual meeting solutions offered in the cloud accessible via the web without hardware installation or software downloads present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. We also expect other companies to enter into the emerging cloud computing market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud initiatives. Our cloud-based solutions may not attract or generate sufficient usage or revenue to recoup our investments in them. If we are not successful in this new business model, our results of operations and financial condition may suffer. In addition, we may be subject to claims if customers experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods, which could have a material adverse effect on our results of operations.

As of December 31, 2011, we had $295.7 million of goodwill not subject to amortization and $10.9 million of other intangible assets, net of amortization, of which $9.9 million is subject to continuing amortization reflected in our consolidated financial statements. Goodwill is not subject to amortization but is subject to an annual impairment review. We are required to exercise significant judgment in identifying and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Any change in our key assumptions could result in an impairment charge that could materially adversely affect our results of operations and financial condition.

We may have exposure to greater than anticipated tax liabilities.

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the years ended December 31, 2011 and 2010, we paid $0.3 million and $5.6 million related to the settlement of certain of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2011 and December 31, 2010, we had reserved $1.7 million and $1.3 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations.

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

We generate a significant amount of revenue from outside the United States and any repatriation of funds from our foreign subsidiaries may result in higher effective tax rates. In addition, proposed changes to U.S. tax laws could significantly affect how we are taxed on foreign earnings. If passed, such legislation could have a material adverse effect on our tax expense.

We may not realize the anticipated savings of our restructuring and cost reduction initiatives.

To allow us to operate more efficiently and control costs, we have incurred restructuring charges related to the consolidation and streamlining of various functions of our workforce. As part of our restructuring efforts, we incurred severance costs, lease termination costs and exit costs. We may not realize the expected benefits of these initiatives and may incur additional restructuring costs in the future. In addition, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation-related costs in connection with our restructuring efforts. The complex nature of these restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or the impact of the restructuring initiatives may not be immediately apparent. There can be no assurance that our estimates of the savings achievable by these initiatives will be realized, which could have an adverse impact on our financial condition or results of operations.

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

Risks Related to Ownership of Our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

As of December 31, 2011, we had utilized approximately $198.4 million of indebtedness, including approximately $192.9 million in borrowings and $5.5 million in letters of credit outstanding under our $375.0 million credit facility, which consists of a $250.0 million revolver, a $50.0 million Term A loan and a $75.0 million accordion feature. Although at December 31, 2011, we do not have any outstanding interest rates swaps, from time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility.

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

At the scheduled maturity of our credit facility in December 2016 or in the event of an acceleration of the indebtedness under the facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

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

Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven, as we have operated historically without subscription-based or license fees or minimum commitments. In addition, our introduction of new solutions and changes in our product and customer mix has affected our gross margins. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. In addition, we believe that the effects of the continued challenging global economic conditions and our PGiSend sale may make quarterly prior period comparisons difficult. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that our operating results may fail to meet the expectations of public market analysts and investors in a future quarter, which will likely cause the market price of our common stock to decline.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended December 31, 2011, the trading price of our common stock ranged from a high of $9.91 to a low of $5.60. The volatility of our stock price can be due to factors such as:

•	fluctuating operating results;

•	announcements by us or our competitors of significant technological innovations, customer contracts, acquisitions, strategic alliances, joint ventures or capital commitments; and

•	changes in security analysts’ estimates of our performance or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. Additionally, the stock market has experienced extreme price and volume fluctuations that have affected the stock price of many technology companies in ways that have often been unrelated to the operating performance of these companies.

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

Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions and, if appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining key acquired management, employees and acquired customers;

•	difficulties in the assimilation of the operations, services and personnel of the acquired assets or company, including the need to implement controls, procedures and policies appropriate for a publicly traded company like ours;

•	outages of operations infrastructure of acquired businesses prior to transition to our infrastructure;

•	diversion of our management’s attention from other business concerns;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	incurrence of indebtedness;

•	potential adverse financial impact from failure of acquisitions to meet internal revenue and earnings expectations;

•	entry into markets in which we have little or no direct prior experience; and

•	potentially dilutive issuances of equity securities.

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

Our ability to successfully manage the post-sale aspects of the sale of our PGiSend business could adversely affect our results of operations.

We must be able to successfully manage the post-sale aspects of our PGiSend divestiture, while at the same time delivering on our business objectives. Our results of operations could be adversely affected if we are unable to offset the loss of PGiSend revenue or earnings through growth in our virtual meeting solutions. In addition, EasyLink Services International Corporation, or EasyLink, the entity that purchased our PGiSend business, has made several indemnification claims, including the state corporate tax matter discussed in Part I Item 3.“Legal Proceedings” and Note16, and may make additional claims. We will incur expenses to resolve such indemnification claims, which could harm our operating results. In addition, we are still completing the separation of certain integrated network and colocation facilities in our international operations in connection with our PGiSend sale. Such matters may divert management attention from our continuing operations.

Risks Related to Intellectual Property

If we are unable to protect our proprietary technology and intellectual property rights, we may be unable to compete effectively or operate profitably.

To some degree, our commercial success depends on our ability to obtain, maintain and enforce intellectual property rights. We rely primarily on a combination of patents, trademarks, trade secrets, copyrights and contractual provisions to protect our proprietary technology. Our ability to continue to obtain, maintain and enforce intellectual property rights will depend upon, among other things, complex legal and factual questions, and the standards regarding the procurement and enforcement of intellectual property rights are evolving. For example, the America Invents Act of 2011 changes the way patents are sought, awarded and challenged. In addition, the laws of some foreign countries do not protect our proprietary rights to as great extent as the laws of the United States. We can offer no assurance that the protections that are in place at any given time will successfully preclude others from using similar technologies. We could incur substantial costs in enforcing our intellectual property against infringement. Even if our pending domestic and foreign patent applications should issue, the various patents may not result in a scope of protection against all competitors using similar alternative technologies. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability and how much protection will be realized by any particular patent is uncertain.

Claims alleging patent, copyright or trademark infringement against us, whether successful or not, could result in substantial costs.

Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third-party claims or proceedings, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend and we are unable to predict whether our business would be affected by such litigation. In addition, our use of open source software in some of our products may make us vulnerable to claims that our products infringe third-party intellectual property rights. In addition, our resellers or customers may allege that we are obligated to indemnify them for similar claims made against them. We evaluate such claims when they arise to determine whether the claims are valid or infringed by our operations and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have at times in the past obtained licenses from parties claiming to hold patents that they contended were infringed by our services. For example, in June 2008, we settled a lawsuit filed by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging patent infringement relating to our automated conferencing services and paid Katz for a non-exclusive, fully paid license and release pursuant to this settlement. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of any infringement proceedings or claims, and an adverse outcome could have a material effect on our business, financial condition and results of operations. We ultimately may not prevail on any such claims and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Furthermore, there is an increased risk that confidential information could be compromised during litigation or that public announcements of the results of hearings, motions or interim proceedings would be perceived by analysts or inventors as negatively impacting our business. Any infringement claim, whether with or without merit, could:

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

Regulatory and legislative changes have imposed, or could impose, additional restrictions that may impact our business, including the passage of federal, state, local and international laws, rules and regulations relating to traditional common carrier telecommunications services and to data privacy. The application of these laws and regulations to our services is often unclear and sometimes conflict. Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service or utility commissions, as well as state taxing authorities. Historically, we have viewed our conferencing services as private carrier teleconferencing services and as such we have not submitted to all regulations applicable to traditional common carrier telecommunication services in the United States. However, it is possible that the FCC may require us to submit to such regulations under the Communications Act of 1934, as amended. The extent to which our services are viewed as the provision of traditional common carrier services will affect the federal regulations with which we must comply. It is possible that state regulatory authorities may also seek to require us to submit to similar regulations under various state laws and that state taxing authorities may similarly attempt to subject our conferencing solutions to their telecommunications excise tax statutes or universal service regulations and remittance requirements. We cannot predict how regulatory requirements may affect customer demand for our conferencing solutions or our existing or future competitors, as well as whether regulatory or taxing authorities will impose additional requirements, regulations, charges or taxes on the provision of certain of our services. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of state government authorities as providers of common carrier telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, fines, forfeitures, taxes, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our business, financial condition and results of operations.

Many states and foreign jurisdictions have passed laws requiring notification to consumers and to organizations that provide personal information to third parties when there is a security breach of personal data, including credit card and other personally identifiable information. Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. For example, in January 2012, the European Commission proposed sweeping changes to its data protection rules that, if enacted, would impose more stringent operational requirements on our business and significant penalties for noncompliance. Failure to comply with any applicable data privacy laws could subject us to litigation, damages, fines, criminal penalties, adverse publicity and other losses that could harm our business. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business. In addition, to the extent we may be considered a “business associate” under the HIPAA privacy and security rules, violations of these rules could subject us to criminal and civil penalties, as well as possible contractual penalties and other losses that could harm our business. Although we believe we comply with laws and regulations applicable to us, we could nevertheless be subject to litigation, fines, losses or other penalties under such laws and regulations.

Risks Related to International Operations and Expansion

There are risks inherent in international operations that could hinder our international growth strategy.

Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we recently formed subsidiaries in Brazil, China and India. Conducting our business internationally presents numerous inherent difficulties and risks that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

•	burdensome regulatory requirements and unexpected changes in these requirements;

•	export restrictions and controls relating to technology;

•	data privacy laws that may apply to the transmission of our customers’ data to the United States;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing international operations including utilizing foreign telecommunication providers;

•	localization of our services, including translation into foreign languages and associated expenses;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability, including terrorist activity and war;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•	potentially adverse tax consequences.

We have experienced, and will likely continue to experience, losses from fluctuations in currency exchange rates.

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. The recent sovereign debt crisis in Europe has caused extreme volatility in exchange rates. We currently conduct business in 25 countries and in 2011 with approximately 36% of our consolidated net revenues and 30% of our operating expenses were generated in countries outside the United States. As a result, we may experience material losses in revenues and earnings from fluctuations in foreign currencies. Weakening of foreign currencies relative to the U.S. Dollar will adversely affect the value of our foreign currency-denominated sales and earnings and could lead us to increase international pricing, which could potentially reduce demand for our products. We anticipate that such fluctuations will continue to impact our financial results. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

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

Item 3. Legal Proceedings

State Corporate Tax Matter

On August 6, 2010, one of our former subsidiaries, Xpedite Systems, LLC, or Xpedite, which was included in the sale of our PGiSend messaging business to EasyLink completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

Other Litigation and Claims

We are involved in other litigation matters and are subject to claims arising in the ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value per share, is listed on the New York Stock Exchange under the symbol “PGI”. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the periods indicated.

2011	High	Low

Fourth Quarter	$ 9.73	$ 5.60
Third Quarter	$ 9.91	$ 6.27
Second Quarter	$ 8.83	$ 7.20
First Quarter	$ 7.73	$ 5.73

2010	High	Low

Fourth Quarter	$ 7.71	$ 5.93
Third Quarter	$ 7.14	$ 4.87
Second Quarter	$10.34	$ 6.19
First Quarter	$ 8.86	$ 7.31

The closing price of our common stock as reported on the NYSE on March 5, 2012 was $8.73. As of March 5, 2012, there were 610 record holders of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth repurchases in the fourth quarter of 2011 of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31 , 2011	8,419	$9.06	—	4,122,536
November 1-30, 2011	115,666	$7.28	115,666	4,006,870
December 1-31, 2011	251,902	$8.01	230,518	3,776,352
Total	375,987	$7.81	346,184	3,776,352

(1)	The total number of shares purchased includes shares purchased pursuant to our stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 8,419 shares and 21,384 shares for the months of October and December 2011, respectively, which do not count against shares authorized under our stock repurchase programs.

(2)	In June 2006, our board of directors authorized, and we announced, a stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. Through September 30, 2011, we had repurchased all 7.0 million shares pursuant to this stock repurchase program.

In July 2011, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. Through December 31, 2011, we had repurchased 1,223,648 shares pursuant to our new stock repurchase program.

Stock Performance Graph

The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500 Composite Stock Price Index and the S&P 500 Software & Services Index for the period beginning December 31, 2006 and ending December 31, 2011. The graph assumes an investment in our common stock, the S&P 500 and the S&P 500 Software & Services Index of $100 on December 31, 2006, and reinvestment of dividends. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

Premiere Global Services, Inc.	100.00	157.31	91.21	87.39	72.03	89.72
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P 500 Software & Services Index	100.00	118.59	72.71	114.61	122.84	128.21

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data

The following table contains selected consolidated financial data as of and for the years ended December 31, 2007 through December 31, 2011. Our results of operations include net revenues and associated costs for all acquisitions and exclude the effect of current and prior period discontinued operations from the effective date of each acquisition, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2011	2010	2009	2008	2007

Statements of Operations Data:
Net revenues	$473,834	$441,753	$453,962	$ 443,272	$ 358,626
Operating income	35,956	20,981	45,370	78,079	57,752
Income from continuing operations attributable to common and common equivalent shares for:
—basic earnings per share	16,888	8,966	25,758	41,383	27,784
—diluted earnings per share	16,888	8,966	25,758	41,383	27,784
Income from continuing operations per common and common equivalent shares for:
—basic (1)	$ 0.34	$ 0.15	$ 0.44	$ 0.70	$ 0.44
—diluted (1)	$ 0.34	$ 0.15	$ 0.43	$ 0.68	$ 0.43

Income (loss) from discontinued operations	4,546	(4,135)	(12,149)	(5,280)	2,658
Net income attributable to common and common equivalent shares for:
—basic earnings per share	21,434	4,831	13,609	36,103	30,442
—diluted earnings per share	21,434	4,831	13,609	36,103	30,442
Net income per common and common equivalent shares for:
—basic (1)	$ 0.43	$ 0.08	$ 0.23	$ 0.61	$ 0.49
—diluted (1)	$ 0.43	$ 0.08	$ 0.23	$ 0.60	$ 0.48
Shares used in computing income from continuing operations and earnings per common and common equivalent shares for:
—basic	49,619	58,009	58,823	59,356	62,654
—diluted	49,971	58,355	59,310	60,477	63,940

Balance Sheets Data (at year end):
Cash and equivalents	$ 32,033	$ 15,101	$ 41,402	$ 27,535	$ 18,259
Working capital	38,607	22,512	46,444	42,896	21,669
Total assets	542,821	541,657	681,539	666,137	626,608
Total debt	199,808	183,744	266,523	271,489	269,481
Total shareholders' equity	243,737	242,015	281,042	253,834	239,294

(1)	Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period from unvested restricted shares, stock options and warrants (using the treasury stock method).
21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PGi has been a global leader in virtual meetings for 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice and file sharing technologies to help businesses worldwide be more productive, mobile and green. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

During 2011, we continued our strategy to transition PGi to a focused virtual meeting company with the launch of our iMeet and GlobalMeet solutions. On October 21, 2010, we completed the sale of our PGiSend business. During 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held-for-sale, which was fully disposed of during 2011. Our continuing operations reflect only our meeting solutions. As a result and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

Key highlights of our financial and strategic accomplishments for 2011 include:

•	Generated approximately 23.4% and 20.6% volume growth for the three and twelve months ended December 31, 2011, respectively, compared to the same periods in 2010;
•	Reported our highest revenue growth in three years, with net revenues increasing more than 7% as compared to 2010;
•	Amended our bank credit facility with increased capacity, an extended term and lower pricing;
•	Repurchased approximately 3.0 million shares of our common stock in the open market for approximately $22.0 million at an average price of $7.41; and
•	Established a new open market share repurchase program for up to 5.0 million shares of our common stock.

Our primary corporate objectives in 2012 are focused on continuing to:

•	Increase awareness and adoption of our virtual meeting solutions, iMeet and GlobalMeet, in the market;
•	Develop and release enhancements to iMeet and GlobalMeet to increase their functionality and improve their competitive positioning; and
•	Transition our customer base toward a SaaS pricing model.

We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.

In 2011, approximately 36% of our consolidated net revenues were generated in countries outside the United States. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during 2011 favorably impacted our consolidated net revenues by approximately $8.5 million as compared to 2010.

We have historically generated net revenue growth in our meeting solutions. The average rate per minute that we charge our audio conferencing customers continues to decline while total minutes sold continues to increase. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds, our consolidated net revenues increased to $473.8 million in 2011 as compared to $441.8 million in 2010, primarily due to our volume growth.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of December 31, 2011,we had utilized approximately $198.4 million of indebtedness under our credit facility. In December 2011, we amended our credit facility to increase the overall borrowing capacity to $300 million, extend the maturity of the credit facility to December 2016 and reduce the applicable interest rates across the pricing grid. See “Capital Resources” for a description of our credit facility.

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

Results of Operations

The following table presents the percentage relationship of our consolidated statements of operations line items to our consolidated net revenues for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	41.3	40.5	39.4
Selling and marketing	28.3	27.6	26.1
General and administrative (exclusive of expenses shown separately below)	12.1	13.3	12.4
Research and development	2.4	3.2	2.5
Excise tax expense	0.1	0.1	—
Depreciation	6.5	5.9	4.9
Amortization	1.3	1.7	2.3
Restructuring costs	0.2	2.8	2.1
Asset impairments	0.1	0.1	0.2
Net legal settlements and related expenses	0.1	0.1	0.1
Acquisition-related costs	0.0	0.1	0.1
Total operating expenses	92.4	95.3	90.0
Operating income	7.6	4.7	10.0

Other (expense) income
Interest expense	(2.1)	(2.4)	(2.5)
Unrealized gain on change in fair value of interest rate swaps	—	0.3	0.7
Interest income	0.0	0.0	0.1
Other, net	(0.1)	(0.2)	0.1
Total other (expense)	(2.2)	(2.4)	(1.6)

Income from continuing operations before income taxes	5.4	2.4	8.4
Income tax expense	1.8	0.3	2.7
Net income from continuing operations	3.6	2.0	5.7

Income (loss) from discontinued operations, net of taxes	1.0	(0.9)	(2.7)

Net income	4.5%	1.1%	3.0%

Net Revenues

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,			Change from 2010 to 2011		Change from 2009 to 2010
	2011	2010	2009	$	%	$	%

Net revenues:
North America	$316,231	$303,906	$313,860	12,325	4.1	(9,954)	(3.2)
Europe	97,986	85,342	86,735	12,644	14.8	(1,393)	(1.6)
Asia Pacific	59,617	52,505	53,367	7,112	13.5	(862)	(1.6)
Total consolidated	$473,834	$441,753	$453,962	32,081	7.3	(12,209)	(2.7)

Operating income:
North America	$1,849	$(4,369)	$15,885	6,218	142.3	(20,254)	(127.5)
Europe	26,739	20,318	19,306	6,421	31.6	1,012	5.2
Asia Pacific	7,368	5,032	10,179	2,336	46.4	(5,147)	(50.6)
Total operating income	$35,956	$20,981	$45,370	14,975	71.4	(24,389)	(53.8)

Percent of net revenues:
North America	66.7%	68.8%	69.1%
Europe	20.7%	19.3%	19.1%
Asia Pacific	12.6%	11.9%	11.8%
Consolidated net revenues	100.0%	100.0%	100.0%

The following table details the changes in net revenues from the year ended December 31, 2009 to the year ended December 31, 2011 (in thousands):

	Consolidated	North America	Europe	Asia Pacific

2009	$453,962	$313,860	$86,735	$53,367
Change in volume	54,696	41,770	11,671	1,255
Change in selling prices	(71,313)	(53,386)	(11,746)	(6,181)
Impact of acquisitions	346	346	—	—
Impact of fluctuations in foreign currency exchange rates	4,062	1,316	(1,318)	4,064
2010	441,753	303,906	85,342	52,505
Change in volume	90,864	43,048	35,527	12,289
Change in selling prices	(67,297)	(31,298)	(26,229)	(9,770)
Impact of fluctuations in foreign currency exchange rates	8,514	575	3,346	4,593
2011	$473,834	$316,231	$97,986	$59,617

All of our segments have experienced volume increases and declines in average selling prices during 2011 and 2010. This trend is primarily due to a higher mix of large volume enterprise customers and price reductions to existing customers. During 2011 and 2010, fluctuations in foreign currency exchange rates increased revenues in all of our segments, with the exception of Europe, which experienced decreased revenues in 2010 due to the impact of foreign exchange rates.

Cost of Revenues

	Years Ended December 31,			Change from 2010 to 2011		Change from 2009 to 2010
	2011	2010	2009	$	%	$	%
North America	$141,669	$134,827	$132,981	6,842	5.1	1,846	1.4
Europe	30,232	23,828	26,164	6,404	26.9	(2,336)	(8.9)
Asia Pacific	23,921	20,044	19,772	3,877	19.3	272	1.4
Consolidated	$195,822	$178,699	$178,917	17,123	9.6	(218)	(0.1)

	Years Ended December 31,
	2011	2010	2009
	% of Revenue
Cost of revenues:
North America	44.8	44.4	42.4
Europe	30.9	27.9	30.2
Asia Pacific	40.1	38.2	37.0
Consolidated	41.3	40.5	39.4

Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2011 and 2010, primarily as a result of decreased average selling prices and revenue growth from lower margin large enterprise customers, partially offset by telecommunications cost savings in 2010. Fluctuations in foreign currency exchange rates resulted in an increase in consolidated cost of revenues of approximately $2.8 million in 2011 and an increase of approximately $1.2 million in 2010.

The increases in North America and Asia Pacific cost of revenues as a percentage of segment net revenues in 2011 and 2010, was attributable primarily to revenue growth from lower margin large enterprise customers. Fluctuations in foreign currency exchange rates resulted in an increase in North America cost of revenue of $0.2 million in 2011 and an increase in Asia Pacific cost of revenue of $1.7 million in 2011. Fluctuations in foreign currency exchange rates resulted in an increase in North America cost of revenue of $0.4 million in 2010 and an increase in Asia Pacific cost of revenue of $1.5 million in 2010.

The increase in Europe cost of revenue as a percentage of segment net revenue in 2011 was attributable primarily to increased revenues from lower margin third-party products. The decrease in Europe cost of revenue as a percentage of segment net revenue in 2010 was attributable primarily to telecommunications cost savings. Fluctuations in foreign currency exchange rates resulted in an increase in Europe cost of revenue of $0.9 million in 2011 and a decrease of $0.7 million in 2010.

Selling and Marketing Expenses

	Years Ended December 31,			Change from 2010 to 2011		Change from 2009 to 2010
	2011	2010	2009	$	%	$	%

North America	$87,732	$78,860	$75,914	8,872	11.3	2,946	3.9
Europe	28,084	25,945	27,227	2,139	8.2	(1,282)	(4.7)
Asia Pacific	18,202	17,229	15,245	973	5.6	1,984	13.0
Consolidated	$134,018	$122,034	$118,386	11,984	9.8	3,648	3.1

	Years Ended December 31,
	2011	2010	2009
	% of Revenue
Selling and marketing expenses:
North America	27.7	25.9	24.2
Europe	28.7	30.4	31.4
Asia Pacific	30.5	32.8	28.6
Consolidated	28.3	27.6	26.1

Selling and marketing expense in North America increased in 2011 primarily as a result of selling and marketing initiatives to increase our brand recognition and product awareness related to our iMeet and GlobalMeet services. Selling and marketing expense in Europe and Asia Pacific increased in 2011 primarily as a result of foreign currency exchange rates. Fluctuations in foreign currency exchange rates during 2011 resulted in increased selling and marketing expenses in North America, Europe and Asia Pacific of $0.1 million, $1.2 million and $1.5 million, respectively.

Selling and marketing expenses in North America increased in 2010 primarily as a result of costs related to the launch of our iMeet and GlobalMeet services. Selling and marketing expenses in Europe decreased in 2010 as a result of cost savings realized through our expense structure optimization efforts. Selling and marketing expenses in Asia Pacific increased in 2010 primarily as a result of our increased selling and marketing investments made to expand our presence in this region. Fluctuations in foreign currency exchange rates during 2010 resulted in increased selling and marketing expenses in North America and Asia Pacific of $0.3 million and $1.6 million, respectively, and decreased selling and marketing expenses in Europe by $0.4 million.

General and Administrative Expenses

	Years Ended December 31,			Change from 2010 to 2011		Change from 2009 to 2010
	2011	2010	2009	$	%	$	%

North America	$41,331	$42,385	$40,761	(1,054)	(2.5)	1,624	4.0
Europe	8,006	9,041	9,454	(1,035)	(11.4)	(413)	(4.4)
Asia Pacific	7,839	7,150	6,071	689	9.6	1,079	17.8
Consolidated	$57,176	$58,576	$56,286	(1,400)	(2.4)	2,290	4.1

	Years Ended December 31,
	2011	2010	2009
	% of Revenue
General and administrative expenses:
North America	13.1	13.9	13.0
Europe	8.2	10.6	10.9
Asia Pacific	13.1	13.6	11.4
Consolidated	12.1	13.3	12.4

General and administrative expenses in North America decreased in 2011 primarily as a result of increased efforts to reduce administrative costs. General and administrative expenses in Europe decreased in 2011 primarily as a result of decreased professional fees. General and administrative expenses in Asia Pacific increased in 2011 primarily as a result of fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates during 2011 did not have a material impact in North America and resulted in increased general and administrative expenses in Europe and Asia Pacific of $0.3 million and $0.7 million, respectively. General and administrative expenses as a percentage of net revenues in all of our segments decreased in 2011, primarily due to the increase in revenues in each of our segments as general and administrative costs are not directly related to fluctuations in revenues.

General and administrative expenses in North America increased in 2010 primarily as a result of increased professional fees and bad debt expense,offset in part by cost savings realized through our expense structure optimization efforts. General and administrative expenses in Europe decreased in 2010 as a result of cost savings realized through our expense structure optimization efforts, partially offset by consulting fees incurred to assist us with initiatives to decrease telecommunication costs. General and administrative expenses in Asia Pacific increased in 2010 primarily as a result of the strengthening of the Australian Dollar and the Japanese Yen against the U.S. Dollar and consulting fees incurred to assist us with initiatives to decrease telecommunication costs. Fluctuations in foreign currency exchange rates during 2010 resulted in increased general and administrative expenses in Asia Pacific of $0.7 million, decreased general and administrative expenses in Europe of $0.2 million and had minimal impact on North America general and administrative expenses.

Research and Development Expenses

Consolidated research and development expenses from continuing operations decreased 18.5% to $11.5 million in 2011 from $14.1 million in 2010 and increased 25.0% in 2010 from $11.3 million in 2009. We incurred the majority of research and development expenses in North America. The decrease in consolidated research and development expenses in 2011 are primarily a result of reduced personnel related costs and differences in the nature of projects for that department. We are able to capitalize many of the costs incurred associated with enhancements to our virtual meeting solutions, which results in a higher capitalization rate of such personnel costs for 2011. The increase in consolidated research and development expenses in 2010 is primarily associated with additional resources invested in the maintenance and support of our various solutions and new product development relating primarily to our iMeet and our GlobalMeet services.

Excise and Sales Tax Expense

During 2008, we recorded $2.9 million as excise and sales tax expense and $1.1 million as interest expense related to a certain state’s telecommunications excise tax statute. We finalized our agreement with that state during 2010 for tax years 2001 – 2006 with a payment of $4.7 million and recorded an additional $0.7 million as interest. In order to ensure that we are appropriately reserved for future settlements of such taxes, we also recorded an additional $0.4 million, $0.4 million and $0.0 million as excise and sales tax expense during 2011, 2010 and 2009, respectively.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Years Ended December 31,
	2011	2010	2009

Cost of revenues	$169	$237	$364
Selling and marketing	837	1,630	2,057
Research and development	538	718	1,205
General and administrative	5,213	6,012	6,869
Equity-based compensation expense	6,757	8,597	10,495
Income tax benefits	(2,365)	(3,009)	(3,568)
Total equity-based compensation expense, net of tax	$4,392	$5,588	$6,927

Depreciation Expense

	Years Ended December 31,			Change from 2010 to 2011		Change from 2009 to 2010
	2011	2010	2009	$	%	$	%

North America	$25,933	$22,040	$18,840	3,893	17.7	3,200	17.0
Europe	2,949	2,375	1,908	574	24.2	467	24.5
Asia Pacific	1,949	1,565	1,411	384	24.5	154	10.9
Consolidated	$30,831	$25,980	$22,159	4,851	18.7	3,821	17.2

	Years Ended December 31,
	2011	2010	2009
	% of Revenue
Depreciation expense:
North America	8.2	7.3	6.0
Europe	3.0	2.8	2.2
Asia Pacific	3.3	3.0	2.6
Consolidated	6.5	5.9	4.9

Consolidated depreciation expense increased in each of 2010 and 2011 as a result of increases in our productive asset base.

Amortization Expense

	Years Ended December 31,			Change from 2010 to 2011		Change from 2009 to 2010
	2011	2010	2009	$	%	$	%

North America	$4,465	$5,552	$8,648	(1,087)	(19.6)	(3,096)	(35.8)
Europe	1,640	1,560	1,633	80	5.1	(73)	(4.5)
Asia Pacific	260	274	236	(14)	(5.1)	38	16.1
Consolidated	$6,365	$7,386	$10,517	(1,021)	(13.8)	(3,131)	(29.8)

	Years Ended December 31,
	2011	2010	2009
	% of Revenue
Amortization expense:
North America	1.4	1.8	2.8
Europe	1.7	1.8	1.9
Asia Pacific	0.4	0.5	0.4
Consolidated	1.3	1.7	2.3

Consolidated amortization expense decreased in each of 2011 and 2010 primarily as a result of the decrease in North America amortization expense related to customer list and non-compete intangible assets from acquisitions made in 2004 and 2003 that have become fully amortized, partially offset by intangible amortization expense resulting from our 2009 and 2008 acquisitions.

Restructuring Costs

Consolidated restructuring costs from continuing operations were $0.8 million, $12.3 million and $9.4 million in 2011, 2010 and 2009, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. The discussion below includes costs related to our continuing and discontinued operations.

Realignment of Workforce – 2011

During 2011, we recorded restructuring expense of $1.1 million, including $0.3 million related to discontinued operations, which consisted of severance and lease termination costs in 2011, net of adjustments of ($0.7) million relating to existing reserves for prior years as detailed below. For the 2011 realignment, we recorded $1.6 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. As a result, we eliminated approximately 30 positions. On a segment basis, these restructuring costs totaled $1.1 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Our reserve for the 2011 restructuring costs was $0.7 million at December 31, 2011. We anticipate these severance-related costs will be paid over the next year and these lease terminations cost will be paid over the next 20 months.

Realignment of Workforce – 2010

During 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination cost associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to our PGiSend sale as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million in North America, $2.5 million in Europe and $1.2 million in Asia Pacific. During 2011, we adjusted our initial estimate of severance and exit costs by ($0.8) million in North America and ($0.1) million in Europe. Also during 2011, we adjusted our initially recorded lease termination costs by ($0.1) million in North America and $0.1 million in Europe. Our remaining reserve for the 2010 realignment was $0.6 million at December 31, 2011, which we anticipate will be paid over the next 15 months.

Realignment of Workforce – 2009

During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million in North America. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. During 2011, we updated assumptions regarding lease termination costs, resulting in a $0.1 million adjustment in North America. In 2011 we also recorded $0.1 million of accretion due to the passage of time. Our reserve for the 2009 realignment was $2.4 million at December 31, 2011, comprised primarily of lease termination costs, which we anticipate will be paid over the next seven years.

Net Legal Settlements and Related Expenses

Net legal settlements and related expenses were $0.4 million, $0.7 million and $0.3 million in 2011, 2010 and 2009, respectively. Net legal settlements and related expenses fluctuate year to year based on the status of various litigation matters and claims.

Interest Expense

The majority of our interest expense from continuing operations is incurred in North America and was $10.0 million, $10.8 million and $11.3 million in 2011, 2010 and 2009, respectively. Interest expense decreased during 2011, primarily as a result of decreased average debt outstanding. Interest expense decreased during 2010, primarily as a result of the expiration of our final $100.0 million interest rate swap in August 2010, partially offset by increased interest rates on our refinanced credit facility, $0.2 million of debt issuance cost related to our prior credit facility written off in the second quarter of 2010 and $0.7 million of state excise and sales tax interest incurred during 2010. The weighted-average outstanding balance on our credit facility was $197.2 million, $247.9 million and $282.0 million during 2011, 2010 and 2009, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our outstanding debt, including by using a portion of the proceeds from our PGiSend sale in 2010, partially offset by debt issuance costs that we incurred in connection with the refinancing of our credit facility in May 2010.

Unrealized Gain on Change in Fair Value of Interest Rate Swaps

In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of December 31, 2011, we do not have any outstanding interest rate swaps.

We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility in May 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated were recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to a gain of $1.2 million and $3.4 million in 2010 and 2009, respectively.

Other, Net

Other, net was a loss of $0.6 million, a loss of $1.1 million and a gain of $0.3 million in 2011, 2010, and 2009, respectively. Other, net was comprised primarily of foreign currency exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated payables and receivables into their respective functional currency.

Income Taxes

Income tax expense for the years ended December 31, 2011, 2010 and 2009 from continuing operations was $8.6 million, $1.5 million, and $12.4 million, respectively. The increase in income tax expense between 2011 and 2010 was primarily related to the increase in income from continuing operations in 2011, an increase in state income tax expense in 2011 and the impact of establishing a reserve for contingencies associated with certain foreign operations in 2011. The decline in income tax expense between 2010 and 2009 was primarily related to the decrease in income from continuing operations in 2010 as well as our PGiSend sale.

As of December 31, 2011 and 2010, we had $3.4 million and $3.7 million, respectively,of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $2.5 million and $2.3 million as of December 31, 2011 and 2010, respectively, would affect our annual effective tax rate.

Acquisitions

We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock with an exercise price of $9.21 per share. These warrants were fully vested 12 months after the grant date, which expired on February 23, 2012. We allocated the $0.3 million fair value of the warrants to in-process research and development in other intangible assets. Beginning in the fourth quarter of 2010, the in-process research and development was being amortized over a 36-month useful life. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

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

Discontinued Operations

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business through the sale of all of the issued and outstanding equity interests in our wholly-owned subsidiaries, Xpedite and Premiere Global Services (UK) Limited, and the sale of certain assets of Premiere Conferencing (Canada) Limited to EasyLink for an aggregate purchase price of $105.0 million.

Maritime Notification and Reminder Solutions

During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held-for-sale. This disposal group consisted of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that were resold through our Japanese subsidiary. Assets of the disposal group held for sale consisted of accounts receivable of $4.3 million, net of allowances of $0.3 million. Liabilities of the disposal group held for sale consisted of $3.1 million of accounts payable. As of December 31, 2011, this disposal was completed, and no assets or liabilities of the disposal group remain.

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

We allocated interest expense related to interest recognized on uncertain tax positions specific to our PGiSend discontinued operations in 2011. We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010 and 2009. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009

Net revenue from discontinued operations	$8,735	$111,830	$150,195

Operating income (loss)	(1,768)	12,352	(6,148)
Interest expense	(686)	(1,256)	(2,143)
Loss on disposal	(298)	(12,317)	(6,972)
Income tax benefit (expense)	7,298	(2,914)	3,114
Income (loss) from discontinued operations, net of taxes	$4,546	$(4,135)	$(12,149)

The results of discontinued operations include an income tax benefit of $7.3 million. This benefit includes approximately $6 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale.

Liquidity and Capital Resources

Liquidity

At December 31, 2011, we had $32.0 million of cash and equivalents. We generated positive operating cash flows from each of our geographic segments for the year ended December 31, 2011. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements (which historically have been 6% to 8% of annual consolidated net revenues) and to fund research and development expenses for new services and enhancements to existing services (which historically have been 2% to 3% of annual consolidated net revenues). Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At December 31, 2011, we had $101.6 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions.

We regularly review our capital structure and evaluate potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from our segments and other factors, we may engage in other capital transactions. These capital transactions include, but are not limited to, debt or equity issuances or credit facilities with banking institutions.

Cash Provided by Operating Activities

Consolidated operating cash flows from continuing operations were $58.7 million, $47.9 million and $76.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in net cash provided by operating activities in 2011 was primarily due to higher net income. The decrease in net cash provided by operating activities in 2010 was primarily due to lower net income.

Cash (Used in) Provided by Investing Activities

Consolidated investing activities from continuing operations used cash of $29.9 million, provided cash of $17.8 million and used cash of $34.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The principal uses of cash in investing activities in 2011 included $30.1 million of capital expenditures and $1.0 million invested in a privately held conferencing company, partially offset by $1.3 million of working capital settlements related to our PGiSend sale. Cash provided by investing activities for 2010 was primarily related to our PGiSend sale, partially offset by $32.9 million of capital expenditures. The principal uses of cash in investing activities in 2009 included $26.9 million of capital expenditures and $8.4 million of cash for acquisitions, primarily related to our LINK acquisition, offset by proceeds of $1.0 million for our PGiMarket sale.

Cash Used in Financing Activities

Consolidated financing activities from continuing operations used cash of $9.5 million, $102.7 million and $27.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The primary uses of cash for financing activities in 2011 included $23.9 million in treasury stock purchases and $1.5 million of debt issuance cost, partially offset by $15.2 million of net proceeds from our credit facility. The primary uses of cash for financing activities in 2010 included $61.6 million in treasury stock purchases, including an aggregate of $59.4 million for stock and transaction fees related to our tender offer and $41.8 million of net payments on our credit facility. The primary uses of cash for financing activities in 2009 included $15.6 million of net payments on our credit facility and $14.5 million in treasury stock purchases.

Capital Resources

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at December 31, 2011 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2011, was 2.79%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2011, the rate applied to the unused portion of our credit facility was 0.4%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At December 31, 2011, we were in compliance with the covenants under our credit facility.

At December 31, 2011, we have utilized $198.4 million of our $375.0 million credit facility, with $192.9 million in borrowings and $5.5 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2011, we have no outstanding interest rate swaps.

At the scheduled maturity of our credit facility in December 2016, or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

As of December 31, 2011, we had $32.0 million in cash and equivalents compared to $15.1 million as of December 31, 2010. Cash balances residing outside of the United States as of December 31, 2011 were $30.6 million compared to $14.0 million as of December 31, 2010. As we generate positive cash flows from each of our geographic operating segments, we currently do not foresee a need to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. We receive cash for repayment of royalties and management fees charged to international locations from the United States. We record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Off-balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation
S-K.

Commitments and Contingencies

The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

	Amounts committed	2012	2013	2014	2015	2016	There- after
Contractual obligation:
Current borrowings on credit facility	$192,885	$—	$—	$—	$—	$192,885	$—
Operating leases	83,949	15,647	13,377	11,355	9,472	8,882	25,216
Telecommunications service agreements	28,517	28,517	—	—	—	—	—
Restructuring costs	4,102	2,305	542	452	287	192	324
Capital leases and interest	7,757	4,581	2,901	258	17	—	—
Credit facility commitment fees and interest	25,888	5,758	5,391	5,152	4,913	4,674	—
Asset retirement obligation	1,010	15	859	76	—	—	60
Acquisitions	132	132	—	—	—	—	—
	$344,240	$56,955	$23,070	$17,293	$14,689	$206,633	$25,600

The table above excludes $3.4 million of uncertain tax positions because we are unable to determine when, or if, payment of these amounts will be made.

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the years ended December 31, 2011 and 2010, we paid $0.3 million and $5.6 million, respectively, of tax and interest related to the settlement of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2011 and December 31, 2010, we had reserved $1.7 million and $1.3 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

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

We have identified the policies below as critical to our business and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues from continuing operations consist primarily of usage fees generally based on per minute, and prior to our discontinued reclassifications,per fax page or per transaction methods. To a lesser extent, we charge subscription-based and license fees and have fixed-period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Uncollectible Accounts Receivable

Prior to the recognition of revenue, we make a decision that collectability is reasonably assured. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $72.5 million and $64.2 million, net of allowance for uncollectible accounts receivable of $0.6 million and $0.9 million, as of December 31, 2011 and 2010, respectively. If the financial condition of our customers were to deteriorate, resulting in impairment to their ability to make payments, additional allowances may be required.

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

Goodwill is not subject to amortization but is subject to an annual impairment review. We completed these reviews as of December 31, 2011, 2010 and 2009. Based on our calculations this year, the fair value of each of our reporting units substantially exceeded their respective carrying values. We did not recognize an impairment of our goodwill during 2010 with our PGiSend sale, but we did dispose of goodwill associated with that business in connection with the sale. We recognized an impairment of our goodwill in 2009 associated with the sale of our PGiMarket business. See “—Discontinued Operations.”

Other intangible assets with finite lives continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets, and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets and goodwill totaled $306.6 million and $313.6 million as of December 31, 2011 and 2010, respectively. Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

Income taxes are determined under the asset and liability method as required by Accounting Standards Codification, or ASC, 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using existing tax rates expected to apply to taxable income in the years in which those temporary items are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the income tax provision in our consolidated statements of operations.

We have established valuation allowances of $24.1 million at December 31, 2011 and $33.7 million at December 31, 2010. Our valuation allowance at December 31, 2011 primarily relates to certain federal and state capital loss carryforwards and foreign and state net operating losses. Current evidence suggests we will not realize sufficient taxable income of the appropriate character on a jurisdictional basis within the carryforward period to allow us to realize the deferred tax benefits for which we have established a valuation allowance. Net of these valuation allowances, our deferred tax asset as of December 31, 2011 was $2.4 million and our net deferred tax liability as of December 31, 2010 was $3.0 million. We believe that we will generate sufficient taxable income in the future to realize the tax benefits related to all other deferred tax assets in our consolidated balance sheets.

We establish reserves against some or all of the tax benefits of any of our tax positions at the time we determine that the positions become uncertain. For purposes of evaluation of whether or a not a position is uncertain, we presume that the tax position will be examined by the relevant taxing authority and that the taxing authority has full knowledge of all relevant information. The total amount of unrecognized tax benefits at December 31, 2011 and 2010 was $3.4 million and $3.7 million, respectively. Upon resolution, unrecognized tax benefits of $2.5 million and $2.3 million as of December 31, 2011 and 2010, respectively, would affect our annual effective tax rate.

In the normal course of business, we are subject to inquiries and routine income tax audits from U.S. and non-U.S. tax authorities with respect to income taxes which may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other facts and circumstances may impact our ability to utilize tax benefits and could also impact estimated income taxes to be paid in future periods. We believe we have appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding our tax provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved or identified. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact our financial condition and results of operations.

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

Legal Contingencies

We are involved in certain litigation matters and are subject to claims as disclosed in Part I Item 3, “Legal Proceedings” and Note 16 to our consolidated financial statements in this annual report. We accrue an estimate for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Our estimates are subject to change, and we adjust the financial impact in the period in which such matters are resolved.

Subsequent Events

In March 2012 through the filing of this annual report, we repurchased an aggregate of 113,600 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.0 million.

New and Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued, Accounting Standards Update, or ASU, No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for public companies for reporting periods beginning on or after January 1, 2013. ASU No. 2011-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which modifies the process of testing goodwill for impairment. The update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of goodwill is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2011. ASU No. 2011-08 is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. We adopted the guidance as of December 31, 2011, and it did not have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments also require additional disclosures concerning the valuation processes used, sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. ASU No. 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, as of December 31, 2011, we had no outstanding swaps.

At December 31, 2011, we had borrowings of approximately $192.9 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.9 million based on our December 31, 2011 debt level.

We generated approximately 36% of our consolidated net revenues and 30% of our operating expenses in countries outside of the United States in 2011. Additionally, we have foreign currency denominated debt as part of our credit facility. At December 31, 2011, we had foreign debt outstanding of GBP£2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues for 2011 by approximately $17.2 million, operating expenses for 2011 by approximately $13.3 million and outstanding debt by approximately $0.4 million. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at December 31, 2011.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Global Services, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Premiere Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 12, 2012

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share data)

ASSETS	2011	2010

CURRENT ASSETS
Cash and equivalents	$32,033	$15,101
Accounts receivable (less allowances of $613 and $930, respectively)	72,518	64,243
Prepaid expenses and other current assets	13,906	19,941
Income taxes receivable	1,739	2,870
Deferred income taxes, net	1,090	5,337
Assets of a disposal group held for sale	—	4,319
Total current assets	121,286	111,811

PROPERTY AND EQUIPMENT, NET	103,449	107,238

OTHER ASSETS
Goodwill	295,690	296,681
Intangibles, net of amortization	10,906	16,967
Deferred income taxes, net	3,474	1,442
Other assets	8,016	7,518
Total assets	$542,821	$541,657

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,589	$42,282
Income taxes payable	962	768
Accrued taxes, other than income taxes	3,611	4,671
Accrued expenses	28,999	27,585
Current maturities of long-term debt and capital lease obligations	3,845	3,577
Accrued restructuring costs	2,287	7,273
Liabilities of a disposal group held for sale	—	3,143
Deferred income taxes, net	386	—
Total current liabilities	82,679	89,299

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	195,963	180,167
Accrued restructuring costs	1,410	2,321
Accrued expenses	17,249	18,032
Deferred income taxes, net	1,783	9,823
Total long-term liabilities	216,405	210,343

COMMITMENTS AND CONTINGENCIES (Notes 11 and 16)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 50,144,703 and 52,253,125 shares issued and outstanding, respectively	501	523
Additional paid-in capital	475,013	491,833
Accumulated other comprehensive gain	10,809	13,679
Accumulated deficit	(242,586)	(264,020)
Total shareholders’ equity	243,737	242,015
Total liabilities and shareholders’ equity	$542,821	$541,657

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(in thousands, except per share data)

	2011	2010	2009

Net revenues	$473,834	$441,753	$453,962

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	195,822	178,699	178,917
Selling and marketing	134,018	122,034	118,386
General and administrative (exclusive of expenses shown separately below)	57,176	58,576	56,286
Research and development	11,521	14,136	11,307
Excise and sales tax expense	352	439	—
Depreciation	30,831	25,980	22,159
Amortization	6,365	7,386	10,517
Restructuring costs	847	12,257	9,427
Asset impairments	456	290	684
Net legal settlements and related expenses	399	659	297
Acquisition-related costs	91	316	612
Total operating expenses	437,878	420,772	408,592

Operating income	35,956	20,981	45,370

Other (expense) income
Interest expense	(9,954)	(10,785)	(11,308)
Unrealized gain on change in fair value of interest rate swaps	—	1,228	3,366
Interest income	46	157	419
Other, net	(574)	(1,075)	311
Total other expense	(10,482)	(10,475)	(7,212)

Income from continuing operations before income taxes	25,474	10,506	38,158
Income tax expense	8,586	1,540	12,400
Net income from continuing operations	16,888	8,966	25,758

Income (loss) from discontinued operations, net of taxes	4,546	(4,135)	(12,149)

Net income	$21,434	$4,831	$13,609

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	49,619	58,009	58,823

Basic net income (loss) per share
Continuing operations	$0.34	$0.15	$0.44
Discontinued operations	0.09	(0.07)	(0.21)
Net income per share	$0.43	$0.08	$0.23

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	49,971	58,355	59,310

Diluted net income (loss) per share
Continuing operations	$0.34	$0.15	$0.43
Discontinued operations	0.09	(0.07)	(0.20)
Net income per share	$0.43	$0.08	$0.23

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

(in thousands)

	2011	2010	2009

Net income	$21,434	$4,831	$13,609

Other comprehensive income (loss):
Change in unrealized gain, derivatives (net of tax of $0, $847 and $540, respectively)	—	1,009	1,574
Write-off of cumulative translation adjustments, net of taxes	—	4,676	—
Translation adjustments	(2,870)	1,777	12,955
Total other comprehensive (loss) income	(2,870)	7,462	14,529

Comprehensive income	$18,564	$12,293	$28,138

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31,

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2008	$608	$545,801	$(1,803)	$(282,460)	$(8,312)	$253,834

Comprehensive income, net of taxes:
Net income	—	—	—	13,609	—	13,609
Translation adjustments, net of taxes	—	—	—	—	12,955	12,955
Change in unrealized gain, derivatives, net of taxes	—	—	—	—	1,574	1,574
Comprehensive income, net of taxes						28,138

Issuance of common stock:
Exercise of stock options	2	561	—	—	—	563
Equity-based compensation	—	10,646	—	—	—	10,646
Treasury stock purchase and retirement	(16)	(11,585)	—	—	—	(11,601)
Redemption of restricted shares, net	—	(2,515)	—	—	—	(2,515)
Warrants issued	—	344	—	—	—	344
Income tax benefit from equity awards	—	1,644	—	—	—	1,644
Payments and interest related to notes receivable, shareholder	—	—	(11)	—	—	(11)

Balance, December 31, 2009	594	544,896	(1,814)	(268,851)	6,217	281,042

Comprehensive income, net of taxes:
Net income	—	—	—	4,831	—	4,831
Write-off of cumulative translation adjustments, net of taxes	—	—	—	—	4,676	4,676
Translation adjustments, net of taxes	—	—	—	—	1,777	1,777
Change in unrealized gain, derivatives, net of taxes	—	—	—	—	1,009	1,009
Comprehensive income, net of taxes						12,293

Issuance of common stock:
Equity-based compensation	—	8,581	—	—	—	8,581
Treasury stock purchase and retirement	(81)	(59,261)	—	—	—	(59,342)
Redemption of restricted shares, net	10	(1,832)	—	—	—	(1,822)
Income tax deficiency from equity awards	—	(551)	—	—	—	(551)
Payments and interest related to notes receivable, shareholder	—	—	1,814	—	—	1,814

Balance, December 31, 2010	523	491,833	—	(264,020)	13,679	242,015

Comprehensive income, net of taxes:
Net income	—	—	—	21,434	—	21,434
Translation adjustments, net of taxes	—	—	—	—	(2,870)	(2,870)
Comprehensive income, net of taxes						18,564

Issuance of common stock:
Exercise of stock options	1	613	—	—	—	614
Equity-based compensation	—	6,646	—	—	—	6,646
Treasury stock purchase and retirement	(30)	(22,036)	—	—	—	(22,066)
Redemption of restricted shares, net	7	(1,579)	—	—	—	(1,572)
Income tax deficiency from equity awards	—	(464)	—	—	—	(464)

Balance, December 31, 2011	$501	$475,013	$—	$(242,586)	$10,809	$243,737

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,434	$4,831	$13,609
(Income) loss from discontinued operations, net of taxes	(4,546)	4,135	12,149
Income from continuing operations	16,888	8,966	25,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,831	25,980	22,159
Amortization	6,365	7,386	10,517
Amortization of debt issuance costs	926	917	614
Write-off of unamortized debt issuance costs	743	161	—
Net legal settlements and related expenses	399	659	297
Payments for legal settlements and related expenses	(246)	(417)	(132)
Deferred income taxes, net of effect of acquisitions	2,814	(3,448)	1,180
Restructuring costs	847	12,257	9,427
Payments for restructuring costs	(6,779)	(9,537)	(4,326)
Asset impairments	456	290	684
Equity-based compensation	6,757	8,597	10,495
Excess tax benefits from share-based payment arrangements	—	—	(1,716)
Unrealized gain on change in fair value of interest rate swaps	—	(1,228)	(3,366)
Provision for doubtful accounts	626	855	209
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,937)	1,493	4,493
Other assets and liabilities	4,342	(5,752)	8,389
Accounts payable and accrued expenses	2,697	738	(8,555)
Net cash provided by operating activities from continuing operations	58,729	47,917	76,127
Net cash (used in) provided by operating activities from discontinued operations	(792)	17,901	13,275
Net cash provided by operating activities	57,937	65,818	89,402

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(30,100)	(32,868)	(26,856)
Other investing activities	(427)	10	101
Business disposition	1,902	51,281	1,000
Business acquisitions, net of cash acquired	(1,282)	(591)	(8,421)
Net cash (used in) provided by investing activities from continuing operations	(29,907)	17,832	(34,176)
Net cash used in investing activities from discontinued operations	(276)	(6,009)	(14,577)
Net cash (used in) provided by investing activities	(30,183)	11,823	(48,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(70,793)	(200,586)	(201,657)
Proceeds from borrowing arrangements	85,971	158,756	186,019
Payment of debt issuance costs	(1,469)	(1,165)	(147)
Repayment of shareholder notes	—	1,904	93
Excess tax benefits from share-based payment arrangements	—	—	1,716
Purchase of treasury stock, at cost	(23,852)	(61,603)	(14,491)
Exercise of stock options	614	—	563
Net cash used in financing activities from continuing operations	(9,529)	(102,694)	(27,904)
Net cash used in financing activities from discontinued operations	(140)	(90)	(108)
Net cash used in financing activities	(9,669)	(102,784)	(28,012)

Effect of exchange rate changes on cash and equivalents	(1,153)	(1,158)	1,230

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	16,932	(26,301)	13,867
CASH AND EQUIVALENTS, beginning of period	15,101	41,402	27,535
CASH AND EQUIVALENTS, end of period	$32,033	$15,101	$41,402

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

PGi has been a global leader in virtual meetings for 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice and file sharing technologies to help businesses worldwide to be more productive, mobile and green. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

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

Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our consolidated balance sheets. At December 31, 2011, we had $0.4 million of restricted cash. At December 31, 2010, we did not have any restricted cash.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at December 31, 2011 and 2010 was earned but unbilled revenue of approximately $6.6 million and $6.5 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was approximately $0.6 million, $0.9 million and $0.2 million in 2011, 2010 and 2009, respectively. Write-offs against the allowance for doubtful accounts were $0.9 million, $1.0 million and $0.5 million in 2011, 2010 and 2009, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Allowance for doubtful accounts was approximately $0.6 million, $0.9 million and $1.0 million as of December 31, 2011, 2010 and 2009, respectively. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Software Development Costs

We capitalize certain costs incurred to develop software features sold as part of our service offerings as part of “Property and Equipment, Net” on our consolidated balance sheets. For the years ended December 31, 2011, 2010 and 2009, we capitalized approximately $15.3 million, $16.4 million and $15.3 million, respectively, of these costs. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the years ended December 31, 2011, 2010, and 2009, was approximately $10.2 million, $6.1 million and $4.2 million, respectively.

Goodwill

Goodwill is subject to a periodic impairment assessment by applying a fair value-based test using a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting unit to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. Based on our calculations this year, the fair value of each of our reporting units substantially exceeded their respective carrying values. Therefore we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test. We have adopted December 31 of a given calendar year as our valuation date and have evaluated goodwill as of December 31, 2011, 2010 and 2009, with no impairments identified. We disposed of $59.1 million of goodwill as part of our PGiSend sale in 2010.

Valuation of Long-Lived Assets

We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. A long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. We believe that long-lived assets in our consolidated balance sheets are appropriately valued. Asset impairments were $0.5 million, $0.3 million and $0.7 million during 2011, 2010 and 2009, respectively, and are recognized as “Asset impairments” in our consolidated statements of operations.

Cost Method Investments

During June 2011, we invested approximately $1.0 million in a privately held conferencing company. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The cost of this investment is carried on our consolidated balance sheet at December 31, 2011 as a component of “Other assets”.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute and, prior to reclassifying our discontinued businesses as discontinued operations, per fax page or per transaction methods. To a lesser extent, we charge subscription-based and license fees and fixed-period minimum revenue commitments. Unbilled revenue consists of revenue that is earned but has

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not been billed, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our consolidated balance sheets.

USF Charges

In accordance with FCC rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the USAC. We present the USF charges that we collect and remit on a net basis, with charges to our customers netted against the cost we remit.

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

Treasury Stock

All treasury stock transactions are recorded at cost. During the year ended December 31, 2011, we repurchased approximately 3.0 million shares of our common stock in the open market for approximately $22.0 million. During the year ended December 31, 2010, we repurchased approximately 8.1 million shares of our common stock through a cash self-tender offer for approximately $58.8 million and incurred costs associated with the tender offer of approximately $0.6 million, including legal and dealer-manager fees, that were recorded to the “Additional paid-in capital” component of shareholders’ equity in our consolidated balance sheet.

During the years ended December 31, 2011 and 2010, we redeemed 208,944 and 252,655 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.8 million and $2.3 million, respectively, in taxes on our employees’ behalf.

We retire all shares of treasury stock repurchased.

Preferred Stock

We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income for the years ended December 31, 2011, 2010 and 2009 was $18.6 million, $12.3 million and $28.1 million, respectively. The primary differences between net income, as reported, and comprehensive income are foreign currency translation adjustments, net of taxes, the write off of cumulative translation adjustments related to our PGiSend sale and changes in unrealized gain (loss), derivatives, net of taxes.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are determined under the asset and liability method as required by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using existing tax rates expected to apply to taxable income in the years in which those temporary items are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the income tax provision in our consolidated statements of operations. Under current accounting principles, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.

Restructuring Costs

Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs and are recorded as “Restructuring costs” in our consolidated statements of operations. See Note 3 to our consolidated financial statements for additional information and related disclosures regarding our restructuring costs.

Advertising Costs

We expense production costs associated with an advertisement the first time the advertising takes place. All other advertising-related costs are expensed as incurred. We expense the cost of running an advertisement at the time it airs. Total advertising expense in 2011, 2010 and 2009 was $16.9 million, $10.2 million and $4.8 million, respectively. As of December 31, 2011 and 2010, we had $0.0 million and $1.0 million of prepaid advertising, respectively.

Legal Contingencies

We are involved from time to time in certain legal matters and subject to other claims as disclosed in Note 16. We accrue an estimate for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

New and Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which modifies the disclosure requirements for offsetting financial instruments and derivative instruments. The update requires an entity to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. This guidance is effective for public companies for reporting periods beginning on or after January 1, 2013. ASU No. 2011-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which modifies the process of testing goodwill for impairment. The update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of goodwill is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2011. ASU No. 2011-08 is not expected to have a material impact on our consolidated financial position or results of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. We adopted the guidance as of December 31, 2011, and it did not have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. The amendments also require additional disclosures concerning the valuation processes used, sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. ASU No. 2011-04 is not expected to have a material impact on our consolidated financial position or results of operations.

3. RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the years ended 2011, 2010 and 2009. Provision for restructuring costs from continuing operations were $0.8 million, $12.3 million and $9.4 million in 2011, 2010 and 2009, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $6.8 million, $9.5 million and $4.3 million in 2011, 2010 and 2009, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at December 31, 2008	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2009

Accrued restructuring costs:
Severance and exit costs	$270	$14,776	$(9,519)	$(164)	$129	$5,492
Contractual obligations	1,583	7,623	(1,548)	—	7	7,665
Total restructuring costs	$1,853	$22,399	$(11,067)	$(164)	$136	$13,157

	Balance at December 31, 2009	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2010

Accrued restructuring costs:
Severance and exit costs	$5,492	$11,432	$(10,534)	$(248)	$(345)	$5,797
Contractual obligations	7,665	2,103	(2,580)	—	(3,391)	3,797
Total restructuring costs	$13,157	$13,535	$(13,114)	$(248)	$(3,736)	$9,594

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31, 2010	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2011

Accrued restructuring costs:
Severance and exit costs	$5,797	$731	$(5,116)	$—	$(402)	$1,010
Contractual obligations	3,797	379	(1,662)	—	173	2,687
Total restructuring costs	$9,594	$1,110	$(6,778)	$—	$(229)	$3,697

Realignment of Workforce – 2011

During 2011, we recorded restructuring expense of $1.1 million, including $0.3 million related to discontinued operations, which consisted of severance and lease termination costs in 2011, net of adjustments of ($0.7) million relating to existing reserves for prior years as detailed below. For the 2011 realignment, we recorded $1.6 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with efforts to consolidate and streamline various functions of our work force. As a result, we eliminated approximately 30 positions. On a segment basis, these restructuring costs totaled $1.1 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Our reserve for the 2011 restructuring costs was $0.7 million at December 31, 2011. We anticipate these severance-related costs will be paid over the next year and these lease terminations cost will be paid over the next 20 months.

Realignment of Workforce – 2010

During 2010, we recorded $10.2 million of severance costs and $0.6 million of lease termination cost associated with efforts to consolidate and streamline various functions of our work force. We also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to our PGiSend sale as restructuring costs. As part of these consolidations, we eliminated approximately 165 positions. On a segment basis, these restructuring costs totaled $8.5 million in North America, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million in North America, $2.5 million in Europe and $1.2 million in Asia Pacific. During 2011, we adjusted our initial estimate of severance and exit costs by ($0.8) million in North America and ($0.1) million in Europe. Also during 2011, we adjusted our initially recorded lease termination costs by ($0.1) million in North America and $0.1 million in Europe. Our remaining reserve for the 2010 realignment was $0.6 million at December 31, 2011, which we anticipate will be paid over the next 15 months.

Realignment of Workforce – 2009

During the year ended December 31, 2009, we executed a restructuring plan to consolidate and streamline various functions of our work force. As part of these consolidations, we eliminated approximately 500 positions. During the year ended December 31, 2009, we recorded total severance and exit costs of $14.8 million, which included the acceleration of vesting of restricted stock with a fair market value of $0.2 million in North America. Additionally, during the year ended December 31, 2009, we recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.0 million in North America, $6.6 million in Europe and $0.6 million in Asia Pacific. During 2011, we updated assumptions regarding lease termination costs, resulting in a $0.1 million adjustment in North America. In 2011 we also recorded $0.1 million of accretion due to the passage of time. Our reserve for the 2009 realignment was $2.4 million at December 31, 2011, comprised primarily of lease termination costs, which we anticipate will be paid over the next seven years.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock with an exercise price of $9.21 per share. These warrants were fully vested 12 months after the grant date, which expired on February 23, 2012. We allocated the $0.3 million fair value of the warrants to in-process research and development in other intangible assets. Beginning in the fourth quarter of 2010, the in-process research and development was being amortized over a 36-month useful life. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

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

5. DISCONTINUED OPERATIONS

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business through the sale of all of the issued and outstanding equity interests in our wholly-owned subsidiaries, Xpedite and Premiere Global Services (UK) Limited, and the sale of certain assets of Premiere Conferencing (Canada) Limited to EasyLink for an aggregate purchase price of $105.0 million.

Maritime Notification and Reminder Solutions

During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held-for-sale. This disposal group consisted of all customers using these non-conferencing, ship-to-shore communication services targeted specifically towards shipping vessels that were resold through our Japanese subsidiary. Assets of the disposal group held for sale consisted of accounts receivable of $4.3 million, net of allowances of $0.3 million. Liabilities of the disposal group held for sale consisted of $3.1 million of accounts payable. As of December 31, 2011, this disposal was completed and no assets or liabilities of the disposal group remain.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We allocated interest expense related to interest recognized on uncertain tax positions specific to our PGiSend discontinued operations in 2011. We allocated interest expense related to our $50.0 million Term A loan, which was required to be repaid as a result of our PGiSend sale, to discontinued operations in 2010 and 2009. The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009

Net revenue from discontinued operations	$8,735	$111,830	$150,195

Operating income (loss)	(1,768)	12,352	(6,148)
Interest expense	(686)	(1,256)	(2,143)
Loss on disposal	(298)	(12,317)	(6,972)
Income tax benefit (expense)	7,298	(2,914)	3,114
Income (loss) from discontinued operations, net of taxes	$4,546	$(4,135)	$(12,149)

The results of discontinued operations include an income tax benefit of $7.3 million. This benefit includes approximately $6 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010

Operations equipment	$76,678	$72,971
Furniture and fixtures	8,370	8,258
Office equipment	2,471	2,508
Leasehold improvements	31,746	30,761
Capitalized software	79,592	66,889
Construction in progress	11,808	10,436
Building	1,556	1,561
	212,221	193,384
Less accumulated depreciation and amortization	(108,772)	(86,146)
Property and equipment, net	$103,449	$107,238

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Capital leases	$17,095	$20,264
Less accumulated depreciation	(7,198)	(7,625)
Assets under capital lease, net	$9,897	$12,639

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable business segment at December 31, 2011, 2010 and 2009 (in thousands):

	North America	Europe	Asia Pacific	Total

Gross value at December 31, 2009	$397,763	$44,585	$4,684	$447,032
Accumulated impairment losses	(92,423)	—	—	(92,423)

Carrying value at December 31, 2009	305,340	44,585	4,684	354,609
Disposal of PGiSend goodwill	(34,430)	(24,706)	—	(59,136)
Adjustments	1,124	(545)	629	1,208

Carrying value at December 31, 2010	272,034	19,334	5,313	296,681
Adjustments	(504)	(478)	(9)	(991)

Carrying value at December 31, 2011	$271,530	$18,856	$5,304	$295,690

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Adjustments to the goodwill carrying value since December 31, 2009 are primarily due to foreign currency fluctuations against the U.S. Dollar. The disposal of goodwill in 2010 was associated with our PGiSend sale.

Other Intangible Assets

Summarized below are the carrying values and accumulated amortization by intangible asset class at December 31, 2011 and 2010 (in thousands):

	2011			2010
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Other Intangible assets:
Customer lists	$65,566	$(57,682)	$7,884	$67,386	$(54,307)	$13,079
Non-compete agreements	5,701	(5,063)	638	5,825	(4,494)	1,331
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	2,889	(505)	2,384	2,637	(80)	2,557
Total other intangible assets	$75,156	$(64,250)	$10,906	$76,848	$(59,881)	$16,967

Other intangible assets include $9.9 million of net intangible assets at December 31, 2011 that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and ten years. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $0.6 million of trademarks. During 2010, we disposed of an aggregate of $104.7 million of intangibles and $104.4 million of accumulated amortization for intangibles that were no longer in service, primarily due to our PGiSend sale. Amortization expense related to our other intangible assets for the full year 2011 was approximately $6.4 million. Estimated amortization expense for the next five years is as follows (in thousands):

Year	Estimated amortization expense

2012	$ 3,808
2013	$ 1,491
2014	$ 1,109
2015	$ 1,105
2016	$ 845

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INDEBTEDNESS

Long-term debt and capital lease obligations at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010

Borrowings on credit facility	$192,885	$173,338
Capital lease obligations	6,923	10,406
Subtotal	199,808	183,744
Less current portion	(3,845)	(3,577)
Total long-term debt and capital lease obligations	$195,963	$180,167

The fair value of our long-term debt and capital lease obligations approximated carrying value at December 31, 2011 and 2010. Fair value is determined using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality.

Future minimum lease payments under capital leases consist of the following at December 31, 2011 (in thousands):

2012	$4,581
2013	2,901
2014	258
2015	17
Total minimum lease payments	7,757
Less amounts representing interest	(834)
Present value of minimum lease payments	6,923
Less current portion	(3,845)
$3,078

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at December 31, 2011 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2011, was 2.79%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2011, the rate applied to the unused portion of our credit facility was 0.4%. Our credit facility contains customary terms and restrictive covenants, including financial covenants.

At December 31, 2011, we were in compliance with the covenants under our credit facility. At December 31, 2011, we had $192.9 million of borrowings and $5.5 million in letters of credit outstanding under our credit facility.

In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining interest rate swap expired in August 2010. As of December 31, 2011, we do not have any outstanding interest rate swaps.

We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $1.2 million and $3.4 million during the years ended December 31, 2010 and 2009, respectively.

Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive gain” in our consolidated balance sheets and amounted to a gain of $1.0 million, net of taxes, for 2010.

We recognized the fair value of derivatives in our consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. As of December 31, 2010, our swaps have all expired, and no related balance is carried on our consolidated balance sheet.

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

Our 2004 plan provides for a total of 8.0 million shares authorized for issuance. The maximum number of stock-based awards that we may grant under our 2004 plan during any one calendar year to any one grantee is 1.0 million shares.

Our directors stock plan provides for a total of 2.5 million shares authorized for issuance. Only non-employee directors can participate in, and we may only grant restricted stock and non-qualified stock options under, our directors plan.

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for restricted stock awards and non-qualified stock options included in the line items below in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009

Cost of revenues	$169	$237	$364
Selling and marketing	837	1,630	2,057
Research and development	538	718	1,205
General and administrative	5,213	6,012	6,869
Equity-based compensation expense	6,757	8,597	10,495
Income tax benefits	(2,365)	(3,009)	(3,568)
Total equity-based compensation expense, net of tax	$4,392	$5,588	$6,927

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The fair value of restricted stock awards is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain stock-based awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Our estimated forfeiture rate for restricted stock awards is 3.0%.

The following table summarizes the activity of our unvested restricted stock awards under our stock plans for the year ended December 31, 2011:

	Shares	Weighted-average grant date fair value

Unvested at December 31, 2010	1,474,834	$8.74
Granted	1,071,670	7.92
Vested/released	(730,784)	8.92
Forfeited	(72,800)	9.32

Unvested at December 31, 2011	1,742,920	$8.14

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009, was $7.92, $7.50 and $9.70, respectively. The aggregate fair value of restricted stock vested during the years ended December 31, 2011, 2010 and 2009, was $5.5 million, $6.8 million and $9.0 million, respectively. As of December 31, 2011, we had $10.8 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted-average recognition period of approximately two years.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2011:

	Options	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding at December 31, 2010	459,836	$9.61
Granted	—	—
Exercised	(75,000)	8.18
Expired	(157,001)	9.75

Options outstanding and exercisable at December 31, 2011	227,835	$9.98	0.79	725

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.0 million and $1.0 million, respectively. As of December 31, 2011, we had no remaining unvested stock options to be recorded as an expense in our consolidated statements of operations for future periods.

10. EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2011, 2010 and 2009 are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.

Diluted earnings per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding stock options and unvested restricted shares are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding in 2011, 2010 and 2009 was the dilutive effect of unvested restricted shares, stock options and warrants.

The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income from continuing operations	$16,888	$8,966	$25,758
Weighted-average shares outstanding:
–Basic	49,619	58,009	58,823
Add dilutive unvested restricted shares	352	342	404
Add dilutive stock options	—	4	81
Add dilutive warrants	—	—	2
–Diluted	49,971	58,355	59,310

The weighted-average diluted common shares outstanding for the year ended December 31, 2011, 2010 and 2009 excludes the effect of 0.7 million, 0.9 million, and 0.7 million, respectively, of restricted shares, out-of-the-money options and warrants, because their effect would be anti-dilutive.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Prepaid expenses	$2,482	$5,288
Due from EasyLink	233	3,607
Account receivable, other	433	3,218
Prepaid direct costs	5,060	2,506
Rebates receivable	587	1,721
Prepaid software license	833	870
Prepaid software and hardware maintenance cost	937	828
Other	3,341	1,903
	$13,906	$19,941

Accrued Expenses

Accrued expenses at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Accrued wages and wage related taxes	$9,047	$9,214
Accrued sales commissions	4,357	4,236
Employee benefits	945	935
Accrued professional fees	1,768	2,343
Deferred revenue	8,218	4,873
Due to EasyLink	457	2,633
Deferred rent	1,497	1,356
Other	2,710	1,995
	$28,999	$27,585

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the years ended December 31, 2011 and 2010, we paid $0.3 million and $5.6 million, respectively, of tax and interest related to the settlement of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2011 and December 31, 2010, we had reserved $1.7 million and $1.3 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

12. FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at December 31, 2011 and December 31, 2010 was based on

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820, “Fair Value Measurements and Disclosures,” establishes a three-tier fair value hierarchy as a basis for such assumptions which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 – Unobservable inputs for the asset or liability in which there is little or no market data.

Recurring Fair Value Measurement

For the years ended December 31, 2011 and 2010, we have no assets and liabilities that are recorded at fair value on a recurring basis. As of December 31, 2010, our interest rate swaps have all expired, and no balance is carried on our consolidated balance sheet.

Non-recurring Fair Value Measurement

We are required to record certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities recorded at fair value on a nonrecurring basis are the result of impairment charges.

During the year ended December 31, 2010, we measured certain non-financial assets at fair value due to impairment made necessary by market conditions. The following table depicts the non-recurring fair value measurements discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived (in thousands):

	December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total Losses
Land, building and improvements
	$1,893	$ —	$1,893	$ —	$ 322
Total	$1,893	$ —	$1,893	$ —	$ 322

During the year ended December 31, 2010, we wrote down one of our facilities in Europe with a carrying amount of $2.2 million, including land, building and improvements, to its fair value of $1.9 million, based on quoted prices for similar assets in the market.

13. DERIVATIVE INSTRUMENTS

We have used derivative instruments from time to time to manage risks related to interest rates. During the years ended December 31, 2010 and 2009, our derivative instruments were limited to interest rate swaps. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. One of these interest rate swaps expired in August 2009 and the other expired in August 2010, so there is no associated asset or liability on our consolidated balance sheet as of December 31, 2011 or 2010.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Flow Hedges

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $0.0 million, $3.0 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Concurrent with the refinancing of our credit facility in May 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap, which expired in August 2010.

During the years ended December 31, 2011, 2010 and 2009, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	2011	2010	2009
Effective portion:
Gain recognized in other comprehensive income, net of tax effect of $0.0 million, $0.5 million and $0.8 million in 2011, 2010 and 2009, respectively	$ —	$ 1,009	$ 1,574
Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps recognized in other expense	$ —	$ 1,228	$ 3,366
Interest expense related to monthly cash settlements:
Interest expense	$ —	$ (2,828)	$ (7,323)

For further disclosure on our policy for accounting for derivatives and hedges, see Note 8.

14. EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution plan covering substantially all of our U.S. employees. We also sponsor similar voluntary contribution arrangements for certain of our employees outside the United States that meet applicable eligibility requirements. Although we may make discretionary contributions for the benefit of employees under these plans, such matching contributions were suspended for the entire years ended December 31, 2011 and 2010 and the last nine months of the year ended December 31, 2009. In 2011, 2010 and 2009, amounts expensed related to these plans were approximately $2.0 million, $1.9 million and $2.4 million, respectively.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease office space, computer and other equipment and automobiles under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$17,965
2013	14,500
2014	12,290
2015	10,036
2016	9,261
Thereafter	25,872
Net minimum lease payments	$89,924

Included in our future minimum lease payments is an aggregate of $6.0 million for leases included in our restructuring efforts. Rent expense under operating leases was $11.4 million, $12.3 million and $13.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, 2010 and 2009 facilities rent was reduced by approximately $1.6 million,$1.7 million and $0.7 million, respectively, associated with contractual obligations provided for in the restructuring charge.

Asset Retirement Obligation

Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provision clauses or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. For the year ended December 31, 2011, asset retirement obligation liabilities increased by approximately $0.4 million primarily as a result of increased remediation costs. Our asset retirement obligation liability balance was $1.0 million and $0.6 million at December 31, 2011 and 2010, respectively.

Supply Agreements

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $28.5 million for 2012. Our total minimum purchase requirements were approximately $51.0 million, $32.9 million and $37.8 million in 2011, 2010 and 2009, respectively, of which we incurred costs in excess of these minimums.

Litigation Matters

State Corporate Tax Matter

On August 6, 2010, one of our former subsidiaries, Xpedite, which was included in the sale of our PGiSend messaging business to EasyLink completed on October 21, 2010, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

Other Litigation and Claims

We are involved in other litigation matters and are subject to claims that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

17. CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	2011	2010	2009

Cash paid for interest	$6,784	$7,691	$10,492
Income tax payments	$6,898	$11,445	$17,382
Income tax refunds	$1,613	$2,627	$7,615
Capital lease additions	$1,081	$4,086	$10,913
Capitalized interest	$210	$382	$165

At December 31, 2011, 2010 and 2009, we had capital expenditures in total current liabilities of $3.5 million, $6.1 and $4.6 million, respectively.

In December 2011, we amended our existing credit facility to increase capacity, extend the term and lower pricing. The amended facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. We paid $1.5 million in cash for certain fees and expenses related to the amendment.

In October 2010, we closed the sale of our PGiSend business for $105.0 million in cash. We received $55.9 million of the cash, while $49.1 million went directly to the respective banks in our syndicated credit facility to pay down the principal and interest outstanding on our Term A loan. Therefore, the retirement of our Term A loan in 2010 (prior to amending our credit facility in 2011) was a non-cash transaction.

In May 2010, we refinanced our prior existing credit facility by entering into a new four-year $325.0 million credit facility, which consisted of a $275.0 million revolver and a $50.0 million Term A loan. We used the initial borrowings of $230.4 million under the new credit facility and $50.0 million of proceeds from the Term A loan to satisfy $268.0 million of outstanding borrowings under the prior credit facility, $2.8 million of certain transaction fees and closing costs and $0.4 million of interest expense related to the prior credit facility, all of which were non-cash transactions. The residual $9.2 million was received in cash. We paid an additional $1.2 million in cash for certain fees and expenses related to the transaction.

18. INCOME TAXES

The components of income (loss) from continuing operations before expense (benefit) for income taxes for 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

United States	$1,633	$(12,510)	$18,130
Foreign	23,841	23,016	20,028
Total	$25,474	$10,506	$38,158

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) from continuing operations for 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Current:
Federal	$(810)	$(458)	$5,265
State	984	229	124
International	5,598	5,217	5,831
Total current	5,772	4,988	11,220

Deferred:
Federal	2,515	(2,798)	3,689
State	1,575	(1,000)	184
International	(1,276)	350	(2,693)
Total deferred	2,814	(3,448)	1,180

Income tax expense	$8,586	$1,540	$12,400

The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Federal rate	$8,917	$3,677	$13,356
State taxes, net of federal benefit	2,205	(490)	472
Foreign taxes	(4,582)	(827)	(2,282)
Change in valuation allowance	97	115	423
Research and development credits	117	(600)	(600)
Non-deductible employee compensation	395	878	1,410
Deferred true-up	873	—	—
Other, net	263	(274)	(371)
Uncertain tax matters	301	(939)	(8)
Income taxes at our effective rate	$8,586	$1,540	$12,400

The deferred true-up was made to correct the tax bases of certain assets that should have been amortized in prior periods.

Excess tax (deficiencies) benefits of approximately ($0.5) million, ($0.6) million, and $1.6 million in 2011, 2010 and 2009, respectively, are associated with restricted stock award releases and non-qualified stock option exercises, the impact of which was recorded directly to additional paid-in capital.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$24,259	$19,110
Capital loss carryforwards	15,425	25,622
Restructuring costs	1,105	2,286
Accrued expenses	2,165	3,285
Other assets	4,285	—
Other tax credits	8,543	5,426
Gross deferred tax assets	55,782	55,729
Valuation allowance	(24,145)	(33,665)
Total deferred tax assets	31,637	22,064

Deferred tax liabilities:
Property and equipment	(18,101)	(22,708)
Intangible assets	(9,381)	(2,199)
Other liabilities	(1,760)	(201)
Total deferred tax liabilities	(29,242)	(25,108)

Deferred income taxes, net	$2,395	$(3,044)

At December 31, 2011, we had federal income tax net operating loss carryforwards of approximately $41.8 million expiring in 2012 through 2030. The utilization of some of our net operating losses is subject to Internal Revenue Code of 1986, as amended, Section 382 limitations related to one of our previous acquisitions. We had federal capital loss carryforwards of approximately $42.6 million expiring in 2014 and 2015. We also had foreign income tax net operating loss carryforwards of approximately $9.7 million, some of which have expiration years beginning in 2015 and some of which are unlimited. If certain substantial changes to our ownership occur, there could be additional annual limitations on the amount of the carryforwards that can be utilized.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. Upon distribution, we would be subject to both U.S. income taxes, net of foreign tax credits, and withholding taxes payable to the various foreign countries. The undistributed earnings of our foreign subsidiaries are permanently reinvested to the extent the earnings cannot be distributed free of U.S. income taxes or are not subject to a loan payable held by the foreign subsidiary to a U.S. affiliate. The undistributed earnings of our foreign subsidiaries that are considered permanently reinvested and have not been remitted to the United States totaled $71.4 million and $73.2 million as of December 31, 2011 and 2010, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates that we will invest the undistributed earnings overseas indefinitely for use in working capital as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

A reconciliation of unrecognized tax benefits at the beginning and end of the years presented is as follows (in thousands):

	2011	2010	2009

Balance at January 1,	$3,719	$5,707	$5,391
Additions for tax positions for the current year	91	478	213
Additions for tax positions for prior years	1,186	249	128
Reductions for tax positions for prior years	(230)	(948)	(73)
Settlements with taxing authorities	(1,200)	(141)	(30)
Expiration of the statute of limitations	(119)	(1,626)	78
Balance at December 31,	$3,447	$3,719	$5,707

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon resolution, unrecognized tax benefits of $2.5 million and $2.3 million as of December 31, 2011 and 2010, respectively, would affect our annual effective tax rate. The unrecognized tax benefits at December 31, 2011 are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. We do not anticipate any significant changes in unrecognized tax benefits over the next 12 months.

We recognize interest and penalties related to uncertain tax positions in “Interest expense” and “Operating expenses,” respectively, in our consolidated statements of operations. During the years ended December 31, 2011, 2010 and 2009, we recognized interest and penalties expense (benefit) of $0.8 million, ($0.1) million, and ($0.1) million, respectively. As of December 31, 2011 and 2010, we had accrued interest and penalties of approximately $2.4 million and $1.6 million, respectively, related to uncertain tax positions. As interest and penalties are classified as “Interest expense” and “Operating expenses,” respectively, the accrual or recognition of interest and penalties from the associated uncertain tax positions will not affect our annual effective tax rate.

In the normal course of business, we are subject to inquiries and routine income tax audits from U.S. and non-U.S. tax authorities with respect to income taxes. In major tax jurisdictions, tax years 2000 to 2011 remain subject to income tax examinations by tax authorities. These inquiries may result in adjustments to the timing or amount of taxable income and deductions or the allocation of income among tax jurisdictions.

An analysis of our deferred tax asset valuation allowances is as follows (in thousands):

Balance as of December 31, 2008,	$ 12,631
Additions	4,526
Deductions	—
Balance as of December 31, 2009,	17,157
Additions	17,699
Deductions	(1,191)
Balance as of December 31, 2010	33,665
Additions	—
Deductions	(9,520)
Balance at December 31, 2011	$ 24,145

Our valuation allowance at December 31, 2011 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the year ended December 31, 2011, our valuation allowance decreased by approximately $9.5 million primarily as a result of a change in purchase price allocation that affected capital loss carryforwards related to our PGiSend sale.

During the year ended December 31, 2010, our valuation allowance increased by approximately $16.5 million, primarily as a result of an increase in the valuation reserves placed on the capital loss carryforwards related to our PGiSend sale.

During the year ended December 31, 2009, our valuation allowance increased by approximately $4.5 million, primarily as a result of establishing an accounting valuation allowance against deferred tax assets for certain foreign subsidiaries.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SEGMENT REPORTING

We manage our operations on a geographic regional basis, with segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Our North America segment is primarily comprised of operations in the United States and Canada. We present “Operating income” for each of our segments as a measure of segment profit. Our chief operating decision makers use operating income internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit without the impact of income taxes and other non-operating items. The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Operating Segments
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2011:
Statements of operations:
Net revenues	$316,231	$97,986	$59,617	$473,834
Depreciation	25,933	2,949	1,949	30,831
Amortization	4,465	1,640	260	6,365
Asset impairments	440	16	—	456
Interest (expense) income	(9,860)	44	(138)	(9,954)
Interest income	1	28	17	46
Income tax expense (benefit)	8,340	3,121	(2,875)	8,586
Operating income	1,849	26,739	7,368	35,956

Balance sheets:
Intangibles, net of amortization	9,633	1,273	—	10,906
Property and equipment, net	87,745	10,041	5,663	103,449
Total assets	379,882	120,787	42,152	542,821

Expenditures for long-lived assets:
Capital expenditures	24,304	2,846	2,950	30,100
Business acquisitions, net of cash acquired	(1,282)	—	—	(1,282)
Business disposition	1,902	—	—	1,902

Year ended December 31, 2010:
Statements of operations:
Net revenues	$303,906	$85,342	$52,505	$441,753
Depreciation	22,040	2,375	1,565	25,980
Amortization	5,552	1,560	274	7,386
Asset impairments	175	115	—	290
Interest (expense) income	(10,735)	113	(163)	(10,785)
Interest income	89	46	22	157
Income tax (benefit) expense	(4,186)	1,504	4,222	1,540
Operating (loss) income	(4,369)	20,318	5,032	20,981

Balance sheets:
Intangibles, net of amortization	13,823	2,888	256	16,967
Property and equipment, net	93,158	9,413	4,667	107,238
Total assets	451,690	56,135	33,832	541,657

Expenditures for long-lived assets:
Capital expenditures	28,862	2,629	1,377	32,868
Business acquisitions, net of cash acquired	572	19	—	591
Business disposition	45,174	6,107	—	51,281

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Segments (continued)
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2009:
Statements of operations:
Net revenues	$313,860	$86,735	$53,367	$453,962
Depreciation	18,840	1,908	1,411	22,159
Amortization	8,648	1,633	236	10,517
Asset impairments	684	—	—	684
Interest expense	(11,194)	(5)	(109)	(11,308)
Interest income	111	63	245	419
Income tax expense	10,764	55	1,581	12,400
Operating income	15,885	19,306	10,179	45,370

Balance sheets:
Intangibles, net of amortization	19,558	4,787	495	24,840
Property and equipment, net	118,253	12,085	6,897	137,235
Total assets	520,590	103,464	57,485	681,539

Expenditures for long-lived assets:
Capital expenditures	23,824	1,510	1,522	26,856
Business acquisitions, net of cash acquired	8,201	220	—	8,421
Business dispositions	1,000	—	—	1,000

20. SUBSEQUENT EVENTS

In March 2012 through the filing of this annual report, we repurchased an aggregate of 113,600 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.0 million.

SELECTED QUARTERLY FINANCIAL DATA

The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the eight quarters in the periods ended December 31, 2011 and 2010. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases with amounts related to our discontinued businesses reclassified as discontinued operations. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited in thousands, except per share data)
Year Ended December 31, 2011
Net revenues	$116,925	$118,990	$119,184	$118,735	$473,834
Cost of revenue	47,342	49,315	49,938	49,227	195,822
Gross profit	69,583	69,675	69,246	69,508	278,012

Operating income	7,039	9,028	9,911	9,978	35,956

Income from continuing operations	2,932	4,853	5,822	3,281	16,888
Income (loss) on discontinued operations	(31)	36	6,735	(2,194)	4,546
Net income	$2,901	$4,889	$12,557	$1,087	$21,434

Basic net income (loss) per share:
Continuing operations	$0.06	$0.10	$0.12	$0.07	$0.34
Discontinued operations	0.00	0.00	0.14	(0.05)	0.09
Net income per share	$0.06	$0.10	$0.26	$0.02	$0.43

Diluted net income (loss) per share:
Continuing operations	$0.06	$0.10	$0.12	$0.07	$0.34
Discontinued operations	0.00	0.00	0.14	(0.04)	0.09
Net income per share	$0.06	$0.10	$0.25	$0.02	$0.43

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited in thousands, except per share data)
Year Ended December 31, 2010
Net revenues	$112,495	$110,937	$109,497	$108,824	$441,753
Cost of Revenue	44,075	45,356	44,834	44,434	178,699
Gross profit	68,420	65,581	64,663	64,390	263,054

Operating income	8,072	8,235	4,607	67	20,981

Income (loss) from continuing operations	4,879	3,890	1,022	(825)	8,966
Income (loss) on discontinued operations	2,693	510	2,788	(10,126)	(4,135)
Net income (loss)	$7,572	$4,400	$3,810	$(10,951)	$4,831

Basic net income (loss) per share:
Continuing operations	$0.08	$0.07	$0.02	$(0.01)	$0.15
Discontinued operations	0.05	0.01	0.05	(0.18)	(0.07)
Net income (loss) per share	$0.13	$0.08	$0.07	$(0.19)	$0.08

Diluted net income (loss) per share:
Continuing operations	$0.08	$0.07	$0.02	$(0.01)	$0.15
Discontinued operations	0.05	0.01	0.05	(0.18)	(0.07)
Net income (loss) per share	$0.13	$0.07	$0.06	$(0.19)	$0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 71 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited Premiere Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Premiere Global Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Premiere Global Services, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries’ as of December 31, 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Premiere Global Services, Inc. and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 12, 2012

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2012 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Proposal 1: Election of Directors — Information Regarding Nominees and Continuing Directors and Executive Officers,” “Corporate Governance Matters – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. This code is posted on our website at www.pgi.com (follow the “Investor Relations” tab to “Corporate Governance — Board Committees”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, our principal financial officer, principal accounting officer, or controller or persons performing similar functions by disclosing the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee,” “—Compensation Committee Interlocks and Insider Participation,” “—DirectorCompensation,” “—DirectorCompensation for the 2012 Fiscal Year,” “Compensation Committee Report,” which shall not be deemed filed in this annual report, “Compensation Discussion and Analysis” and “Executive Compensation.”

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters — Independent Directors,” “—Audit Committee,” “—Compensation Committee,” “—Nominating and Governance Committee” and “Certain Transactions.”

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

Date: March 12, 2012

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

Signature	Title	Date

/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 12, 2012

/s/ David E. Trine David E. Trine	Chief Financial Officer (principal financial and accounting officer)	March 12, 2012

/s/ Wilkie S. Colyer Wilkie S. Colyer	Director	March 12, 2012

/s/ K. Robert Draughon K. Robert Draughon	Director	March 8, 2012

/s/ John R. Harris John R. Harris	Director	March 12, 2012

/s/ W. Steven Jones W. Steven Jones	Director	March 8, 2012

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	March 12, 2012

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	March 3, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd., PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.2	Securities and Asset Purchase Agreement among Premiere Global Services, Inc., Xpedite Systems Holdings (UK) Limited, Premiere Conferencing (Canada) Limited, Xpedite Systems, LLC and EasyLink Services International Corporation dated October 21, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 20, 2010 and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.2	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.3	Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.4	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.5	First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.6	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.7	Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

Exhibit Number	Description
10.8	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.9	Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.10	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.11	Fourth Amendment to Lease Agreement, dated August 27, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008)

10.12	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Fourth Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated August 27, 2008, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008).

10.13	Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.14	Acknowledgement, Consent and Ratification of Guarantor of Lease to the Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.15	Assignment and Assumption of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by and between Xpedite Systems, LLC and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011).

10.16	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011).

10.17	Office Building Lease, dated November 12, 2009, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.18

First Amendment to Office Building Lease, dated January 14, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 10, 2010).

Exhibit Number	Description
10.19

Second Amendment to Office Building Lease, dated November 30, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011).

10.20	Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.21	First Amendment to Office Lease Agreement between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd., dated December 29, 2011.

10.22	Lease Guaranty to the Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.23	Credit Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JP Morgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.24	Amendment No. 1 to that certain Credit Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JP Morgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

10.25	Amendment No. 2 dated as of December 20, 2011 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors”, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed December 20, 2011).

10.26	Security Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.27	Pledge Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, Netspoke, Inc., iMeet, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.28	1995 Stock Plan of the Registrant, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

Exhibit Number	Description
10.29	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005). +

10.30	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

10.31	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

10.32	Form of Stock Option Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.33	Form of Restricted Stock Award Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.34	Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.35	Amendment to Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.36	Form of Non Statutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005). +

10.37	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 and filed on November 9, 2011).+

10.38	Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.39	Amendment to Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.40	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Directors’ Stock Plan, as amended (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.41	Form of Restriction Agreement for non-employee directors under the Registrant’s Amended and Restated 2000 Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.42	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005). +

10.43	Revised Summary of the Equity Compensation Component of the Registrant’s Non-Employee Director Compensation, as amended on July 21, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006, as amended by Current Report on Form 8-K dated July 21, 2010 and filed on July 22, 2010). +

Exhibit Number	Description
10.44	Form of Director Stock Deferral Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2010). +

10.45	Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2009, dated September 3, 2010 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.46	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.47	First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.48	Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.49	Third Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.50	Fourth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.51	Fifth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 31, 2011).+

10.52	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement, as amended, with the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.53	Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 450,000 shares (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.54	Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 225,000 shares (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.55	Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.56	First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

Exhibit Number	Description
10.57	Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

10.58	Third Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.59	Fourth Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.60	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 100,000 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 30, 2010). +

10.61	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 50,000 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on July 30, 2010). +

10.62	Employment Agreement between David E. Trine and the Registrant dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 19, 2009). +

10.63	First Amendment to Employment Agreement between David Trine and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.64	Restricted Stock Agreement between David E. Trine and the Registrant, dated March 31, 2009, under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009 and filed on April 1, 2009). +

10.65	Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed on May 19, 2008). +

10.66	First Amendment to Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.67	Second Amendment to Amended and Restated Employment Agreement between David Guthrie and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.68	Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 for 66,667 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2011 and filed on April 4, 2011).+

10.69	Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 for 33,333 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 31, 2011 and filed on April 4, 2011).+

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.