Form 10-Q
period 2012-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2012-08-09
CIK 880804

DRAFT AS OF 8/1/2012 6:06:45 PM

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock, $0.01 par value	49,033,424 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$24,001	$32,033
Accounts receivable (net of allowances of $781 and $613, respectively)	81,983	72,518
Prepaid expenses and other current assets	15,019	13,906
Income taxes receivable	1,634	1,739
Deferred income taxes, net	340	1,090
Total current assets	122,977	121,286

PROPERTY AND EQUIPMENT, NET	103,360	103,449

OTHER ASSETS
Goodwill	295,875	295,690
Intangibles, net of amortization	8,744	10,906
Deferred income taxes, net	3,600	3,474
Other assets	7,556	8,016
Total assets	$542,112	$542,821

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$46,645	$42,589
Income taxes payable	239	962
Accrued taxes, other than income taxes	2,213	3,611
Accrued expenses	28,719	28,999
Current maturities of long-term debt and capital lease obligations	4,211	3,845
Accrued restructuring costs	1,470	2,287
Deferred income taxes, net	10	386
Total current liabilities	83,507	82,679

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	186,677	195,963
Accrued restructuring costs	1,223	1,410
Accrued expenses	17,297	17,249
Deferred income taxes, net	4,317	1,783
Total long-term liabilities	209,514	216,405

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 49,260,185 and 50,144,703 shares issued and outstanding, respectively	492	501
Additional paid-in capital	468,197	475,013
Accumulated other comprehensive income	10,342	10,809
Accumulated deficit	(229,940)	(242,586)
Total shareholders’ equity	249,091	243,737
Total liabilities and shareholders’ equity	$542,112	$542,821

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net revenues	$127,015	$118,990	$253,618	$235,915
Operating expenses
Cost of revenues (exclusive of depreciation
and amortization shown separately below)	53,788	49,315	107,238	96,657
Selling and marketing	32,997	34,247	67,031	70,359
General and administrative (exclusive of expenses
shown separately below)	15,934	14,217	31,215	27,998
Research and development	3,526	2,627	6,905	5,803
Excise and sales tax expense	118	—	118	21
Depreciation	8,011	7,710	15,956	15,435
Amortization	1,212	1,739	2,432	3,449
Restructuring costs	(48)	—	113	—
Asset impairments	20	35	45	54
Net legal settlements and related expenses	62	72	82	72
Total operating expenses	115,620	109,962	231,135	219,848

Operating income	11,395	9,028	22,483	16,067

Other (expense) income
Interest expense	(1,789)	(2,108)	(3,561)	(4,189)
Interest income	5	11	9	26
Other, net	(179)	(167)	(249)	(378)
Total other expense	(1,963)	(2,264)	(3,801)	(4,541)

Income from continuing operations before income taxes	9,432	6,764	18,682	11,526
Income tax expense	2,739	1,911	5,763	3,741
Net income from continuing operations	6,693	4,853	12,919	7,785

(Loss) income from discontinued operations, net of taxes	(226)	36	(273)	5

Net income	$6,467	$4,889	$12,646	$7,790

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	48,103	50,173	48,279	50,465

Basic net income (loss) per share (1)
Continuing operations	$0.14	$0.10	$0.27	$0.15
Discontinued operations	—	—	(0.01)	—
Net income per share	$0.13	$0.10	$0.26	$0.15

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	48,551	50,508	48,740	50,788

Diluted net income (loss) per share (1)
Continuing operations	$0.14	$0.10	$0.27	$0.15
Discontinued operations	—	—	(0.01)	—
Net income per share	$0.13	$0.10	$0.26	$0.15

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

2

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$6,467	$4,889	$12,646	$7,790

Other comprehensive income:
Translation adjustments	(2,350)	1,520	(467)	4,711
Total other comprehensive income	(2,350)	1,520	(467)	4,711

Comprehensive income	$4,117	$6,409	$12,179	$12,501

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
			(Unaudited)
BALANCE, December 31, 2011	$501	$475,013	$(242,586)	$10,809	$243,737
Net income	—	—	12,646	—	12,646
Translation adjustments	—	—	—	(467)	(467)
Exercise of stock options	1	852	—	—	853
Equity-based compensation	—	4,058	—	—	4,058
Treasury stock purchase and retirement	(12)	(10,257)	—	—	(10,269)
Tax withholding related to vesting of restricted stock, net	2	(1,402)	—	—	(1,400)
Income tax benefit from equity awards	—	(67)	—	—	(67)

BALANCE, June 30, 2012	$492	$468,197	$(229,940)	$10,342	$249,091

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)
Net income	$12,646	$7,790
Loss (income) from discontinued operations, net of taxes	273	(5)
Net income from continuing operations	12,919	7,785
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	15,956	15,435
Amortization	2,432	3,449
Amortization of debt issuance costs	295	468
Net legal settlements and related expenses	82	12
Payments for legal settlements and related expenses	(17)	(12)
Deferred income taxes	3,342	655
Restructuring costs	113	—
Payments for restructuring costs	(1,152)	(4,540)
Asset impairments	45	54
Equity-based compensation	4,184	3,587
Excess tax benefits from share-based payment arrangements	(264)	—
Provision for doubtful accounts	576	378
Changes in working capital	(9,344)	(7,119)
Net cash provided by operating activities from continuing operations	29,167	20,152
Net cash (used in) provided by operating activities from discontinued operations	(630)	27
Net cash provided by operating activities	28,537	20,179

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,018)	(15,306)
Other investing activities	(346)	(1,094)
Business dispositions	—	1,951
Net cash used in investing activities from continuing operations	(15,364)	(14,449)
Net cash used in investing activities from discontinued operations	(60)	—
Net cash used in investing activities	(15,424)	(14,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(35,140)	(30,790)
Proceeds from borrowing arrangements	24,729	44,971
Payments of debt issuance costs	(23)	—
Excess tax benefits of share-based payment arrangements	264	—
Purchase of treasury stock, at cost	(11,437)	(11,992)
Exercise of stock options	853	—
Net cash (used in) provided by financing activities from continuing operations	(20,754)	2,189
Net cash used in financing activities from discontinued operations	—	—
Net cash (used in) provided by financing activities	(20,754)	2,189

Effect of exchange rate changes on cash and equivalents	(391)	998

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(8,032)	8,917
CASH AND EQUIVALENTS, beginning of period	32,033	15,101
CASH AND EQUIVALENTS, end of period	$24,001	$24,018

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

Premiere Global Services, Inc., or PGi, has been a global leader in virtual meetings for more than 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice and file sharing technologies. PGi solutions are available via desktops, tablets or mobile devices, helping businesses worldwide to be more productive, mobile and green. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the full fiscal year of 2012 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not included in this quarterly report.

Unless otherwise stated, current and prior period results in our condensed consolidated statements of operations and cash flows and these notes reflect our results from continuing operations and exclude the effect of discontinued operations. See Note 4 to our condensed consolidated financial statements for additional information and related disclosures regarding our discontinued operations. Certain prior year amounts have been reclassified to conform to current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents and Restricted Cash

Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets. At June 30, 2012 and December 31, 2011, we had $0.7 million and $0.4 million of restricted cash, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at June 30, 2012 and December 31, 2011 was earned but unbilled revenue of $9.7 million and $6.6 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.2 million for both the three months ended June 30, 2012 and 2011. Provision for doubtful accounts was $0.6 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. Write-offs against the allowance for doubtful accounts were $0.1 million for both the three months ended June 30, 2012 and 2011. Write-offs against the allowance for doubtful accounts were $0.4 million and $0.3 million in the six months ended June 30, 2012 and 2011, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $124.0 million and $108.8 million as of June 30, 2012 and December 31, 2011, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Research and Development

Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.

Software Development Costs

We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $3.9 million and $4.0 million of these costs for the three months ended June 30, 2012 and 2011, respectively, and $7.6 million and $7.5 million of these costs for the six months ended June 30, 2012 and 2011, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.0 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and was $5.8 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.

Goodwill

Goodwill is subject to a periodic impairment assessment by applying a fair value-based test using a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting unit to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We adopted December 31 of a given calendar year as our valuation date and evaluated goodwill as of December 31, 2011, with no impairments identified. Based on our most recent calculations, the fair value of each of our reporting units substantially exceeded their respective carrying values. As of June 30, 2012, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.

Cost Method Investments

During June 2011, we invested approximately $1.0 million in a privately held conferencing company. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The cost of this investment is carried on our condensed consolidated balance sheet at June 30, 2012 as a component of “Other assets.”

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute and per transaction methods. To a lesser extent, we charge subscription-based and license fees and fixed-period minimum revenue commitments. Unbilled revenue consists of revenue that is earned but has not been billed, which results from non-calendar month billing cycles and the one-

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

Foreign Currency Translation

The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive income” component of shareholders’ equity in our condensed consolidated balance sheets. In addition, intercompany loans with foreign subsidiaries are assessed periodically to determine if they will be paid in the foreseeable future.  Loans that are not expected to be paid in the foreseeable future are considered permanently invested.  Therefore, foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive income” component in shareholders’ equity in our condensed consolidated balance sheets. Gains and losses resulting from foreign currency transactions, including intercompany transactions that are not related to the balances mentioned above, are included in “Other, net” in our condensed consolidated statements of operations as incurred.

Treasury Stock

All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the six months ended June 30, 2012, we repurchased 1,202,874 shares of our common stock for $10.3 million in the open market pursuant to our board-approved stock repurchase program. During the six months ended June 30, 2011, we repurchased 1,469,900 shares of our common stock for $11.1 million in the open market pursuant to our board-approved stock repurchase program.

During the six months ended June 30, 2012 and 2011, we redeemed 155,985 and 145,078 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.2 million and $1.1 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Restructuring Costs

Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs and are recorded as “Restructuring costs” in our condensed consolidated statements of operations. See Note 3 to our condensed consolidated financial statements for additional information and related disclosures regarding our restructuring costs.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the six months ended June 30, 2012 and 2011, we did not make any significant payments related to the settlement of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. At June 30, 2012 and December 31, 2011, we had reserved $2.0 million and $1.7 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.

Income Taxes

Income taxes are determined under the asset and liability method as required by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary items are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the income tax provision in our condensed consolidated statements of operations. Under current accounting principles, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.

Income tax expense for the three and six months ended June 30, 2012 was $2.7 million and $5.8 million, respectively, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2011, respectively. The increase in income tax expense during the three and six months ended June 30, 2012 compared to the same periods in the prior year was primarily related to the increases in pre-tax net income.

As of June 30, 2012 and December 31, 2011, we had $4.1 million and $3.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $2.7 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits, as anticipated, the balance could change over the next 12 months.

Our valuation allowance at December 31, 2011 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2012, our valuation allowance increased by $0.3 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.

Fair Value Measurements

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at June 30, 2012 and December 31, 2011 were based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

New and Recently Adopted Accounting Pronouncements

In June, 2011, Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which modifies the requirements for presenting net income and other comprehensive income and requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment requires presentation of each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income in all periods presented. This guidance is effective for public companies for fiscal years and interim periods beginning on or after December 15, 2011. We adopted the guidance as of December 31, 2011, and it did not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

3. RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending balances of our accrued restructuring costs for the six months ended June 30, 2012. All expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.2 million and $4.5 million during the six months ended June 30, 2012 and 2011, respectively.

The components included in the reconciliation of the liability balances include activity for our continuing and discontinued operations (in thousands):

	Balance at December 31, 2011	Provisions	Cash Payments	Non-cash	Balance at June 30, 2012
Accrued restructuring costs:
Severance and exit costs	$1,010	$86	$(563)	$(4)	$529
Contractual obligations	2,687	27	(589)	39	2,164
Total restructuring costs	$3,697	$113	$(1,152)	$35	$2,693

Realignment of Workforce – 2011

During 2011, we eliminated approximately 30 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $1.7 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Included in these amounts was an adjustment to severance and exit costs of $0.1 million in North America, which was recorded during the six months ending June 30, 2012. Our reserve for the 2011 realignment was $0.3 million at June 30, 2012, including $0.2 million for severance costs and $0.1 million for lease termination costs. We anticipate the severance costs will be paid over the next year and the lease termination costs will be paid over the next 14 months.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment was $0.3 million at June 30, 2012, including $0.1 million for lease termination costs and $0.2 million for severance costs. We anticipate the severance costs and the lease termination costs will be paid within the next 12 months.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.7 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $5.6 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $13.7 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment was $2.1 million at June 30, 2012, comprised primarily of lease termination costs. We anticipate these costs will be paid over the next seven years.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Components of Discontinued Operations

The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue from discontinued operations	$—	$3,595	$—	$7,560

Operating (loss) income	(292)	64	(322)	54
Interest expense	(48)	—	(96)	(61)
(Loss) income from disposal	(8)	—	(2)	18
Income tax benefit (expense)	122	(28)	147	(6)
(Loss) income from discontinued operations, net of taxes	$(226)	$36	$(273)	$5

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Summarized below are the carrying values of goodwill and any changes to the carrying value of goodwill from December 31, 2011 to June 30, 2012 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2011	$363,953	$18,856	$5,304	$388,113
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2011	271,530	18,856	5,304	295,690
Impact of currency fluctuations	88	69	28	185
Carrying value at June 30, 2012	$271,618	$18,925	$5,332	$295,875

Goodwill is not subject to amortization, but is subject to periodic reviews for impairment.

Other Intangible Assets

Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$65,423	$(59,472)	$5,951	$65,566	$(57,682)	$7,884
Non-compete agreements	5,704	(5,382)	322	5,701	(5,063)	638
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	3,167	(696)	2,471	2,889	(505)	2,384
Total other intangible assets	$75,294	$(66,550)	$8,744	$75,156	$(64,250)	$10,906

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

abandoned. We have $1.0 million and $1.1 million of these assets recorded as of June 30, 2012 and December 31, 2011, respectively.

Other intangible assets are amortized over an estimated useful life between one and 20 years. Estimated annual amortization expense related to our other intangible assets for 2012 through 2016 is as follows (in thousands):

Year	Estimated Annual Amortization Expense

2012	$3,813
2013	$1,496
2014	$1,115
2015	$1,111
2016	$851

6. INDEBTEDNESS

Long-term debt and capital lease obligations at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Borrowings on credit facility	$183,926	$192,885
Capital lease obligations	6,962	6,923
Subtotal	190,888	199,808
Less current portion	(4,211)	(3,845)
Total long-term debt and capital lease obligations	$186,677	$195,963

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, American Teleconferencing Services Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at June 30, 2012 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2012, was 2.75%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2012, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2012, we were in compliance with the covenants under our credit facility.

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

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$148	$68	$267	$68
Selling and marketing	424	282	784	546
Research and development	135	116	276	325
General and administrative	1,395	1,329	2,857	2,648
Equity-based compensation expense	2,102	1,795	4,184	3,587
Income tax benefits	(736)	(628)	(1,464)	(1,255)
Total equity-based compensation expense, net of tax	$1,366	$1,167	$2,720	$2,332

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

The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2011 to June 30, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	1,742,920	$8.14
Granted	379,223	8.95
Vested	(534,578)	8.80
Forfeited	—	—
Unvested at June 30, 2012	1,587,565	$8.12

The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2012 and 2011 was $8.95 and $7.57, respectively. The aggregate fair value of restricted stock vested was $1.8 million and $4.7 million for the three and six months ended June 30, 2012, respectively and $1.4 million and $3.6 million for the three and six months ended June 30, 2011, respectively. During the six months ended June 30, 2012 and the year ended December 31, 2011, we issued 373,711 and 521,840 shares, respectively, of our common

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

stock relating to the vesting of restricted stock awards. As of June 30, 2012, we had $10.1 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.19 years.

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

The following table summarizes the stock options activity under our stock plans from December 31, 2011 to June 30, 2012:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	227,835	$9.98
Granted	—	—
Exercised	(100,000)	8.53
Expired	(31,500)	11.53
Options outstanding and exercisable at June 30, 2012	96,335	$10.98	1.0	$525

As of each of June 30, 2012 and 2011, we had no remaining unvested stock options to be recorded as an expense for future periods. During the six months ended June 30, 2012 and the year ended December 31, 2011, we issued 100,000 and 75,000 shares of our common stock, respectively, as a result of options exercised.

8. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2012 and June 30, 2011, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends or dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares and stock options for the three and six months ended June 30, 2012 and 2011.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income from continuing operations	$6,693	$4,853	$12,919	$7,785
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	48,103	50,173	48,279	50,465
Add effect of dilutive securities:
Unvested restricted shares	448	335	451	323
Stock options	—	—	10	—
Weighted-average shares outstanding - diluted	48,551	50,508	48,740	50,788
Basic net income per share from continuing operations	$0.14	$0.10	$0.27	$0.15
Diluted net income per share from continuing operations	$0.14	$0.10	$0.27	$0.15

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2012 excludes the effect of an aggregate of 117,077 and 149,913 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2011 excludes the effect of an aggregate of 536,479 and 795,981 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
North America	$84,584	$78,602	$170,269	$158,365
Europe	26,739	25,332	52,518	48,749
Asia Pacific	15,692	15,056	30,831	28,801
Consolidated	$127,015	$118,990	$253,618	$235,915

Operating income (loss):
North America	$2,965	$(31)	$5,800	$(1,005)
Europe	7,567	7,056	14,702	13,591
Asia Pacific	863	2,003	1,981	3,481
Consolidated	$11,395	$9,028	$22,483	$16,067

11. CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Cash paid for interest	$2,820	$3,218
Income tax payments	$3,907	$2,896
Income tax refunds	$1,171	$249
Capital lease additions	$1,485	$996
Capitalized interest	$107	$78

At June 30, 2012 and 2011, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $2.8 million and $4.8 million, respectively.

12. SUBSEQUENT EVENTS

In July 2012 through August 6, 2012, we repurchased an aggregate of 240,078 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.2 million, at an average price of $9.19 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PGi has been a global leader in virtual meetings for more than 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice and file sharing technologies. PGi solutions are available via desktops, tablets or mobile devices, helping businesses worldwide to be more productive, mobile and green. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

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

During 2012, we have continued our strategy to transition PGi to a software as a service company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions, iMeet and GlobalMeet. Key highlights of our financial and strategic accomplishments for the second quarter ended June 30, 2012 include:

•	Generated 6.7% growth in our net revenues for the three months ended June 30, 2012 compared to the same period in 2011, despite a 1.7% negative impact from fluctuations in foreign currency exchange rates;
•	Released additional upgrades and enhancements to iMeet and GlobalMeet including advanced new mobile applications for both products; and
•	Repurchased nearly one million shares or approximately 2.0% of our outstanding common stock in the open market under our board-approved stock repurchase plan, at an average price of $8.44 per share.

Our primary corporate objectives for the remainder of 2012 are focused on continuing to:

•	Expand our global distribution in order to further our market reach and accelerate customer awareness and adoption of iMeet and GlobalMeet;
•	Develop and release additional upgrades and enhancements to iMeet and GlobalMeet to increase their functionality, improve their competitive positioning and grow their market opportunities; and
•	Transition our audio-only customers to our more integrated, online meeting solutions that provide a richer, more productive user experience.

In the first six months of 2012, 35.6% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first six months of 2012 negatively affected our net revenues by approximately $2.0 million as compared to the same period in 2011.

We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease of the average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $253.6 million in the first six months of 2012 as compared to $235.9 million in the same period in 2011, primarily as a result of volume growth.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of June 30, 2012, borrowings under our $375.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $183.9 million, with an additional $5.4 million in letters of credit. See “—Capital resources” for a description of our credit facility.

In addition, we intend to continue to invest in our virtual meetings solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the six months ended June 30, 2012 are not indicative of the results that may be expected for the full fiscal year of 2012 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2012	2011	$	%
Net revenues:
North America	$84,584	$78,602	5,982	7.6
Europe	26,739	25,332	1,407	5.6
Asia Pacific	15,692	15,056	636	4.2
Consolidated	$127,015	$118,990	8,025	6.7

Operating income:
North America	$2,965	$(31)	2,996
Europe	7,567	7,056	511
Asia Pacific	863	2,003	(1,140)
Consolidated	$11,395	$9,028	2,367

Percent of net revenues:
North America	66.6%	66.1%
Europe	21.1%	21.3%
Asia Pacific	12.3%	12.6%
Consolidated	100.0%	100.0%

	Six Months Ended June 30,		Change
	2012	2011	$	%
Net revenues:
North America	$170,269	$158,365	11,904	7.5
Europe	52,518	48,749	3,769	7.7
Asia Pacific	30,831	28,801	2,030	7.0
Consolidated	$253,618	$235,915	17,703	7.5

Operating income:
North America	5,800	(1,005)	6,805
Europe	14,702	13,591	1,111
Asia Pacific	1,981	3,481	(1,500)
Consolidated	$22,483	$16,067	6,416

Percent of net revenues:
North America	67.1%	67.1%
Europe	20.7%	20.7%
Asia Pacific	12.2%	12.2%
Consolidated	100.0%	100.0%

Consolidated Net Revenues

The following tables detail the changes in consolidated net revenues from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific

June 30, 2011	$118,990	$78,602	$25,332	$15,056
Change in volume	30,895	19,429	7,211	4,255
Change in average selling prices	(20,904)	(13,292)	(4,219)	(3,393)
Impact of fluctuations in foreign
currency exchange rates	(1,966)	(155)	(1,585)	(226)
June 30, 2012	$127,015	$84,584	$26,739	$15,692

	Six Months Ended
	Consolidated	North America	Europe	Asia Pacific

June 30, 2011	$235,915	$158,365	$48,749	$28,801
Change in volume	58,476	37,000	14,398	7,078
Change in average selling prices	(38,574)	(24,886)	(8,431)	(5,257)
Impact of fluctuations in foreign
currency exchange rates	(2,199)	(210)	(2,198)	209
June 30, 2012	$253,618	$170,269	$52,518	$30,831

Net revenues increased in each of our operating segments during the three and six months ended June 30, 2012 from the comparable prior year periods due to increased volume, partially offset by decreased average selling prices. These trends in volume and selling prices are primarily due to volume growth from newly acquired and existing large enterprise customers and continued price reductions to existing customers.

Cost of Revenues

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Cost of revenues:
North America	$38,270	$34,911	3,359	9.6
Europe	8,056	8,223	(167)	(2.0)
Asia Pacific	7,462	6,181	1,281	20.7
Consolidated	$53,788	$49,315	4,473	9.1

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Cost of revenues:
North America	$77,277	$69,827	7,450	10.7
Europe	16,041	15,118	923	6.1
Asia Pacific	13,920	11,712	2,208	18.9
Consolidated	$107,238	$96,657	10,581	10.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Cost of revenues:
North America	45.2	44.4	45.4	44.1
Europe	30.1	32.5	30.5	31.0
Asia Pacific	47.6	41.1	45.1	40.7
Consolidated	42.3	41.4	42.3	41.0

Our cost of revenues as a percentage of net revenues has increased during the three and six months ended June 30, 2012 compared to the same periods during 2011 for North America and Asia Pacific.  These increases were primarily due to volume growth in our large enterprise customer base, including increased capacity requirements, and price concessions to existing customers. Large enterprise customer agreements are negotiated on a global basis, resulting in varying profitability at the segment level. In Asia Pacific, the increase in cost of revenues was also driven by an increase in lower margin third-party sales. In Europe, the sales mix for the three months ended June 30, 2012 included fewer lower margin third-party sales than the comparable period in 2011. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenues in Europe of $0.5 million and $0.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Foreign currency fluctuations in Asia Pacific resulted in a decrease of $0.2 million during the three months ended June 30, 2012, compared to the same period in 2011.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Selling and marketing expenses:
North America	$20,426	$22,878	(2,452)	(10.7)
Europe	7,853	6,868	985	14.3
Asia Pacific	4,718	4,501	217	4.8
Consolidated	$32,997	$34,247	(1,250)	(3.6)

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Selling and marketing expenses:
North America	$42,329	$47,634	(5,305)	(11.1)
Europe	15,192	13,718	1,474	10.7
Asia Pacific	9,510	9,007	503	5.6
Consolidated	$67,031	$70,359	(3,328)	(4.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Selling and marketing expenses:
North America	24.1	29.1	24.9	30.1
Europe	29.4	27.1	28.9	28.1
Asia Pacific	30.1	29.9	30.8	31.3
Consolidated	26.0	28.8	26.4	29.8

Selling and marketing expenses decreased during the three and six months ended June 30, 2012 from the same periods in the previous year due primarily to costs recognized in North America related to the launch of our iMeet and GlobalMeet services in 2011. The increases in costs recognized in Europe and Asia Pacific were primarily attributable to higher personnel-related costs for each period presented. The increase in Europe was partially offset by the effect of fluctuations in foreign currency exchange rates, which resulted in a decrease of $0.6 million and $0.8 million for the three and six months ended June 30, 2012, respectively.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
General and administrative expenses:
North America	$11,758	$10,363	1,395	13.5
Europe	2,083	2,049	34	1.7
Asia Pacific	2,093	1,805	288	16.0
Consolidated	$15,934	$14,217	1,717	12.1

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
General and administrative expenses:
North America	$22,673	$20,405	2,268	11.1
Europe	4,204	4,094	110	2.7
Asia Pacific	4,338	3,499	839	24.0
Consolidated	$31,215	$27,998	3,217	11.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
General and administrative expenses:
North America	13.9	13.2	13.3	12.9
Europe	7.8	8.1	8.0	8.4
Asia Pacific	13.3	12.0	14.1	12.1
Consolidated	12.5	11.9	12.3	11.9

General and administrative expenses in North America increased in the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily as a result of increased personnel-related costs. General and administrative expenses in Asia Pacific increased during the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of increases in personnel-related costs. The increases in Asia Pacific for the six months ended June 30, 2012 were primarily due to increases in personnel-related costs of $0.2 million, bad debt expense of $0.3 million and professional fees of $0.3 million. Fluctuations in foreign currency exchange rates resulted in a decrease in general and administrative expenses in Europe of $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively.

Research and Development Expenses

Consolidated research and development expense as a percentage of net revenues was 2.8% and 2.7% for the three and six months ended June 30, 2012, respectively, and was 2.2% and 2.5% for the three and six months ended June 30, 2011, respectively. Consolidated research and development expenses increased $0.9 million and $1.1 million for the three and six months ended June 30, 2012, respectively. The increase in research and development expenses was primarily driven by additional resources to develop our virtual meeting solutions. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenues	$148	$68	$267	$68
Selling and marketing	424	282	784	546
Research and development	135	116	276	325
General and administrative	1,395	1,329	2,857	2,648
Equity-based compensation expense	$2,102	$1,795	$4,184	$3,587

Depreciation Expense

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Depreciation expense:
North America	$6,676	$6,491	185	2.9
Europe	779	741	38	5.1
Asia Pacific	556	478	78	16.3
Consolidated	$8,011	$7,710	301	3.9

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Depreciation expense:
North America	$13,303	$13,071	232	1.8
Europe	1,573	1,430	143	10.0
Asia Pacific	1,080	934	146	15.6
Consolidated	$15,956	$15,435	521	3.4

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Depreciation expense:
North America	7.9	8.3	7.8	8.3
Europe	2.9	2.9	3.0	2.9
Asia Pacific	3.5	3.2	3.5	3.2
Consolidated	6.3	6.5	6.3	6.5

Consolidated depreciation expense increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Amortization expense:
North America	$833	$1,236	(403)	(32.6)
Europe	379	424	(45)	(10.6)
Asia Pacific	—	79	(79)	(100.0)
Consolidated	$1,212	$1,739	(527)	(30.3)

	Six Months Ended June 30,		Change
	2012	2011	$	%
	(in thousands)
Amortization expense:
North America	$1,666	$2,468	(802)	(32.5)
Europe	766	826	(60)	(7.3)
Asia Pacific	—	155	(155)	(100.0)
Consolidated	$2,432	$3,449	(1,017)	(29.5)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Amortization expense:
North America	1.0	1.6	1.0	1.6
Europe	1.4	1.7	1.5	1.7
Asia Pacific	0.0	0.5	0.0	0.5
Consolidated	1.0	1.5	1.0	1.5

Consolidated amortization expense decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily as a result of customer lists and non-compete intangible assets from acquisitions in North America that have become fully amortized.

Restructuring Costs

Consolidated restructuring costs were $0.1 million, or less than 0.1% of net revenues, for the six months ended June 30, 2012, with no corresponding consolidated restructuring costs for the same period in 2011.

Realignment of Workforce – 2011

During 2011, we eliminated approximately 30 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $1.7 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Included in these amounts was an adjustment to severance and exit costs of $0.1 million in North America, which was recorded during the six months ending June 30, 2012. Our reserve for the 2011 realignment was $0.3 million at June 30, 2012, including $0.2 million for severance costs and $0.1 million for lease termination costs. We anticipate the severance costs will be paid over the next year and the lease termination costs will be paid over the next 14 months.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment was $0.3 million at June 30, 2012, including $0.1 million for lease termination costs and $0.2 million for severance costs. We anticipate the severance costs and the lease termination costs will be paid within the next 12 months.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.7 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $5.6 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $13.7 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment was $2.1 million at June 30, 2012, comprised primarily of lease termination costs. We anticipate these costs will be paid over the next seven years.

Interest Expense

Interest expense was $1.8 million and $2.1 million in the three months ended June 30, 2012 and 2011, respectively, and was $3.6 million and $4.2 million in the six months ended June 30, 2012 and 2011, respectively. Interest expense decreased during the three and six months ended June 30, 2012 compared to the same periods in the prior year primarily as a result of a decrease in the amortization of debt issuance costs and a decrease in interest expense associated with lower interest rates on our amended credit facility. We had $183.9 million and $190.5 million of outstanding borrowings on our credit facility subject to interest rate risk at June 30, 2012 and 2011, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.75% and 3.20% at June 30, 2012 and 2011, respectively. The weighted-average outstanding balance on our credit facility was $188.7 million and $195.5 million for the three months ended June 30, 2012 and 2011, respectively, and $188.1 million and $192.5 million in six months ended June 30, 2012 and 2011, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our debt.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2012 was $2.7 million and $5.8 million, respectively, compared to $1.9 million and $3.7 million for the three and six months ended June 30, 2011, respectively. The increase in income tax expense during the three and six months ended June 30, 2012 compared to the same periods in the prior year was primarily related to the increases in pre-tax net income.

As of June 30, 2012 and December 31, 2011, we had $4.1 million and $3.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $2.7 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. If the statutes of limitations expire on certain unrecognized tax benefits, as anticipated, the balance could change over the next 12 months.

Our valuation allowance at December 31, 2011 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2012, our valuation allowance increased by $0.3 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.

Discontinued Operations

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business to EasyLink, for an aggregate purchase price of $105.0 million, with a working capital target that was finalized in the first quarter of 2011, resulting in an additional payment from EasyLink of $1.8 million.

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

Components of Discontinued Operations

The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue from discontinued operations	$—	$3,595	$—	$7,560

Operating (loss) income	(292)	64	(322)	54
Interest expense	(48)	—	(96)	(61)
(Loss) income from disposal	(8)	—	(2)	18
Income tax benefit (expense)	122	(28)	147	(6)
(Loss) income from discontinued operations, net of taxes	$(226)	$36	$(273)	$5

Liquidity and Capital Resources

At June 30, 2012, we had utilized $189.3 million of our credit facility, with $183.9 million in borrowings and $5.4 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2012, we have no outstanding interest rate swaps.

At the scheduled maturity of our credit facility in December 2016, or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations when due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

As of June 30, 2012, we had $24.0 million in cash and equivalents compared to $32.0 million as of December 31, 2011. Cash balances residing outside of the United States as of June 30, 2012 were $22.0 million compared to $30.6 million as of December 31, 2011. We receive cash for repayment of royalties and management fees charged to international locations from the United States. We record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

Consolidated operating cash flows were $29.2 million and $20.2 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in net income of $4.9 million and a decrease in restructuring payments of $3.4 million.

Cash used in investing activities

Consolidated investing activities used cash of $15.4 million and $14.4 million for the six months ended June 30, 2012 and 2011, respectively. The principal use of cash in investing activities for the six months ended June 30, 2012 related to $15.0 million of capital expenditures. The principal uses of cash in investing activities for the six months ended June, 30, 2011 related to $15.3 million of capital expenditures and $1.0 million of cash used for our investment described in Note 2 to our condensed consolidated financial statements, partially offset by $2.0 million of cash provided by working capital and earn-out provisions primarily related to our PGiSend and PGiMarket sales.

Cash used in financing activities

Consolidated financing activities used cash of $20.8 million and provided cash of $2.2 million for the six months ended June 30, 2012 and 2011, respectively. The primary use of cash from financing activities in the six months ended June 30, 2012 included $10.4 million of net payments on borrowing arrangements and $11.4 million in treasury stock purchases, partially offset by $0.9 million related to the exercise of stock options. The primary source of cash from financing activities in the six months ended June 30, 2011 included $14.2 million of borrowings on our credit facility partially offset by $12.0 million in treasury stock purchases.

Off-balance sheet arrangements

At June 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at June 30, 2012 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2012, was 2.75%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2012, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2012, we were in compliance with the covenants under our credit facility.

At June 30, 2012, we had $183.9 million of borrowings and $5.4 million in letters of credit outstanding under our credit facility.

Liquidity

At June 30, 2012, we had $24.0 million in cash and equivalents compared to $32.0 million as of December 31, 2011. Cash and cash equivalents held by our foreign subsidiaries at June 30, 2012 were $22.0 million compared to $30.6 million as of December 31, 2011. As we generated positive operating cash flows from each of our geographic business segments for the year ended December 31, 2011, and expect these results to continue on an annualized basis, we currently do not foresee a need to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner.

At December 31, 2011 each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. We believe that we will generate adequate operating cash flows to fund capital expenditures and contractual commitments, to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At June 30, 2012, we had $110.7 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund acquisitions and stock repurchases.

We regularly review our capital structure and evaluate potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from our operating segments and other factors, we may engage in other capital transactions. These capital transactions include, but are not limited to, debt or equity issuances or the entry into credit facilities with banking institutions.

SUBSEQUENT EVENTS

In July 2012 through August 6, 2012, we repurchased an aggregate of 240,078 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.2 million, at an average price of $9.19 per share.

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
29

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2012, we have no outstanding swaps.

At June 30, 2012, we had borrowings of $183.9 million outstanding under our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.8 million based on our June 30, 2012 debt level.

We generated 35.6% of our consolidated net revenues and 30.8% of our operating expenses in countries outside of the United States in the six months ended June 30, 2012. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2012, we had debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our net revenues, operating expenses and outstanding debt for the six months ended June 30, 2012 by approximately $9.0 million, $7.1 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at June 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2012	25,268	$ 8.99	15,343	3,518,809
May 1 - 31, 2012	612,111	$ 8.53	612,111	2,906,698
June 1 - 30, 2012	384,497	$ 8.27	333,220	2,573,478
Total	1,021,876	$ 8.44	960,674	2,573,478

(1)	The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase plan described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 9,925 shares and 51,277 shares for the months of April and June 2012, respectively.

(2)	In July 2011, our board approved a stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. Through June 30, 2012, we had repurchased 2,426,522 shares pursuant to our new stock repurchase program.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this Form 10-Q, which are incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine
David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Restricted Stock Agreement between David E. Trine and the Registrant, dated June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2012 and filed on July 3, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

