Form 10-Q
period 2012-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2012-11-08
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock, $0.01 par value	48,268,513 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$33,144	$32,033
Accounts receivable (net of allowances of $749 and $613, respectively)	84,974	72,518
Prepaid expenses and other current assets	18,116	13,906
Income taxes receivable	661	1,739
Deferred income taxes, net	1,702	1,090
Total current assets	138,597	121,286

PROPERTY AND EQUIPMENT, NET	102,609	103,449

OTHER ASSETS
Goodwill	297,436	295,690
Intangibles, net of amortization	7,962	10,906
Deferred income taxes, net	4,290	3,474
Other assets	8,690	8,016
Total assets	$559,584	$542,821

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$46,770	$42,589
Income taxes payable	158	962
Accrued taxes, other than income taxes	2,975	3,611
Accrued expenses	28,583	28,999
Current maturities of long-term debt and capital lease obligations	3,926	3,845
Accrued restructuring costs	2,205	2,287
Deferred income taxes, net	72	386
Total current liabilities	84,689	82,679

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	200,147	195,963
Accrued restructuring costs	353	1,410
Accrued expenses	17,074	17,249
Deferred income taxes, net	5,713	1,783
Total long-term liabilities	223,287	216,405

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 48,431,753 and 50,144,703 shares issued and outstanding, respectively	484	501
Additional paid-in capital	462,368	475,013
Accumulated other comprehensive income	13,037	10,809
Accumulated deficit	(224,281)	(242,586)
Total shareholders’ equity	251,608	243,737
Total liabilities and shareholders’ equity	$559,584	$542,821

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net revenues	$125,892	$119,184	$379,510	$355,099
Operating expenses
Cost of revenues (exclusive of depreciation
and amortization shown separately below)	53,806	49,938	161,044	146,595
Selling and marketing	31,725	32,167	98,756	102,526
General and administrative (exclusive of expenses
shown separately below)	15,855	14,411	47,070	42,409
Research and development	3,703	2,934	10,608	8,737
Excise and sales tax expense	-	331	118	352
Depreciation	8,251	7,737	24,207	23,172
Amortization	807	1,612	3,239	5,061
Restructuring costs	590	38	703	38
Asset impairments	696	62	741	116
Net legal settlements and related expenses	1,769	43	1,851	115
Total operating expenses	117,202	109,273	348,337	329,121

Operating income	8,690	9,911	31,173	25,978

Other (expense) income
Interest expense	(1,843)	(2,192)	(5,404)	(6,381)
Interest income	10	7	19	34
Other, net	(282)	143	(531)	(235)
Total other expense	(2,115)	(2,042)	(5,916)	(6,582)

Income from continuing operations before income taxes	6,575	7,869	25,257	19,396
Income tax expense	855	2,047	6,618	5,789
Net income from continuing operations	5,720	5,822	18,639	13,607

(Loss) income from discontinued operations, net of taxes	(61)	6,735	(334)	6,740
Net income	$5,659	$12,557	$18,305	$20,347

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	47,297	49,033	47,949	49,982

Basic net income (loss) per share (1)
Continuing operations	$0.12	$0.12	$0.39	$0.27
Discontinued operations	-	0.14	(0.01)	0.13
Net income per share	$0.12	$0.26	$0.38	$0.41

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	47,800	49,366	48,424	50,308

Diluted net income (loss) per share (1)
Continuing operations	$0.12	$0.12	$0.38	$0.27
Discontinued operations	-	0.14	(0.01)	0.13
Net income per share	$0.12	$0.25	$0.38	$0.40

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

2

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$5,659	$12,557	$18,305	$20,347

Other comprehensive income:
Translation adjustments	2,695	(7,271)	2,228	(2,560)
Total other comprehensive income	2,695	(7,271)	2,228	(2,560)

Comprehensive income	$8,354	$5,286	$20,533	$17,787

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)
BALANCE, December 31, 2011	$501	$475,013	$(242,586)	$10,809	$243,737
Net income	—	—	18,305	—	18,305
Translation adjustments	—	—	—	2,228	2,228
Exercise of stock options	1	931	—	—	932
Equity-based compensation	—	5,952	—	—	5,952
Treasury stock purchase and retirement	(20)	(17,652)	—	—	(17,672)
Tax withholding related to vesting of restricted stock, net	2	(1,744)	—	—	(1,742)
Income tax benefit from equity awards	—	(132)	—	—	(132)
BALANCE, September 30, 2012	$484	$462,368	$(224,281)	$13,037	$251,608

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)
Net income	$18,305	$20,347
Loss (income) from discontinued operations, net of taxes	334	(6,740)
Net income from continuing operations	18,639	13,607
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	24,207	23,172
Amortization	3,239	5,061
Amortization of debt issuance costs	443	702
Net legal settlements and related expenses	1,851	36
Payments for legal settlements and related expenses	(101)	(36)
Deferred income taxes	2,907	1,411
Restructuring costs	703	38
Payments for restructuring costs	(1,887)	(5,673)
Asset impairments	741	116
Equity-based compensation	6,113	5,209
Excess tax benefits from share-based payment arrangements	(267)	—
Provision for doubtful accounts	828	456
Changes in working capital	(14,412)	(4,528)
Net cash provided by operating activities from continuing operations	43,004	39,571
Net cash used in operating activities from discontinued operations	(668)	(591)
Net cash provided by operating activities	42,336	38,980

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,154)	(23,304)
Other investing activities	(1,479)	(1,222)
Business dispositions	—	1,903
Net cash used in investing activities from continuing operations	(25,633)	(22,623)
Net cash used in investing activities from discontinued operations	(60)	—
Net cash used in investing activities	(25,693)	(22,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(53,011)	(50,067)
Proceeds from borrowing arrangements	55,529	68,971
Payments of debt issuance costs	(23)	—
Excess tax benefits of share-based payment arrangements	267	—
Purchase of treasury stock, at cost	(19,358)	(20,911)
Exercise of stock options	932	—
Net cash used in financing activities from continuing operations	(15,664)	(2,007)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(15,664)	(2,007)

Effect of exchange rate changes on cash and equivalents	132	(437)

NET INCREASE IN CASH AND EQUIVALENTS	1,111	13,913
CASH AND EQUIVALENTS, beginning of period	32,033	15,101
CASH AND EQUIVALENTS, end of period	$33,144	$29,014

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

Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the full fiscal year of 2012 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not included in this quarterly report.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents and Restricted Cash

Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets. At September 30, 2012 and December 31, 2011, we had $0.8 million and $0.4 million of restricted cash, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at September 30, 2012 and December 31, 2011 was earned but unbilled revenue of $9.1 million and $6.6 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. Provision for doubtful accounts was $0.8 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million for both the three months ended September 30, 2012 and 2011. Write-offs against the allowance for doubtful accounts were $0.7 million and $0.6 million in the nine months ended September 30, 2012 and 2011, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $126.6 million and $108.8 million as of September 30, 2012 and December 31, 2011, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Research and Development

Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.

Software Development Costs

We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $3.6 million and $3.7 million of these costs for the three months ended September 30, 2012 and 2011, respectively, and $11.2 million of these costs for both the nine months ended September 30, 2012 and 2011. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.2 million and $2.4 million for the three months ended September 30, 2012 and 2011, respectively, and was $9.0 million and $7.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Goodwill

Goodwill is subject to a periodic impairment assessment by applying a fair value-based test using a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting unit to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We adopted December 31 of a given calendar year as our valuation date and evaluated goodwill as of December 31, 2011, with no impairments identified. Based on our most recent calculations, the fair value of each of our reporting units substantially exceeded their respective carrying values. As of September 30, 2012, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.

Cost Method Investments

In September 2012, we invested $1.0 million in a privately held cloud service marketplace company by purchasing a convertible promissory note.  We earn interest on our investment at an annual rate of 8% that will be due with the principal balance in September 2014.  The investment is accounted for under the cost method, and interest will be accrued through maturity.  The investment will be periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The principal and accrued interest of this promissory note is carried on our condensed consolidated balance sheet at September 30, 2012 as a component of “Other assets.”

In June 2011, we invested approximately $1.0 million in a privately held conferencing company. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The cost of this investment is carried on our condensed consolidated balance sheet at September 30, 2012 as a component of “Other assets.”

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

Treasury Stock

All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the nine months ended September 30, 2012, we repurchased 1,990,843 shares of our common stock for $17.7 million in the open market pursuant to our board-approved stock repurchase program at an average price of $8.88 per share. During the nine months ended September 30, 2011, we repurchased 2,627,164 shares of our common stock for $19.4 million in the open market pursuant to our board-approved stock repurchase program at an average price of $7.37 per share.

During the nine months ended September 30, 2012 and 2011, we redeemed 192,883 and 179,141 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.7 million and $1.5 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the nine months ended September 30, 2012 and 2011, we did not make any significant payments related to the settlement of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. At September 30, 2012 and December 31, 2011, we had reserved $2.1 million and $1.7 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.

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

Income tax expense for the three and nine months ended September 30, 2012 was $0.9 million and $6.6 million, respectively, compared to $2.0 million and $5.8 million for the three and nine months ended September 30, 2011, respectively.  The decrease in income tax expense during the three months ended September 30, 2012 compared to the same period in the prior year was primarily related to the tax benefit in 2012 of discrete items related to tax adjustments for earlier years totaling approximately $0.8 million.  The increase in income tax expense during the nine months ended September 30, 2012 compared to the same periods in the prior year was primarily related to the increases in pre-tax net income.

As of September 30, 2012 and December 31, 2011, we had $3.8 million and $3.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $2.5 million as of both September 30, 2012 and December 31, 2011, would affect our annual effective tax rate from continuing operations. The unrecognized tax benefits are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Our valuation allowance at December 31, 2011 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2012, our valuation allowance increased by $0.4 million primarily as a

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.

Fair Value Measurements

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at September 30, 2012 and December 31, 2011 were based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

New and Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05 “Comprehensive Income (Topic 220): Comprehensive Income,” which requires entities to present comprehensive income in either (a) one continuous financial statement or (b) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” These amendments indefinitely defer portions of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. We adopted the guidance as of December 31, 2011, and it did not have a material impact on our consolidated financial position or results of operations.

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

3. RESTRUCTURING COSTS

The following is a reconciliation of the beginning and ending balances of our accrued restructuring costs for the nine months ended September 30, 2012. All expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.9 million and $5.7 million during the nine months ended September 30, 2012 and 2011, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The components included in the reconciliation of the liability balances include activity for our continuing and discontinued operations (in thousands):

	Balance at December 31, 2011	Provisions	Cash Payments	Non-cash	Balance at September 30, 2012
Accrued restructuring costs:
Severance and exit costs	$1,010	$1,603	$(998)	$(11)	$1,604
Contractual obligations	2,687	(900)	(889)	56	954
Total restructuring costs	$3,697	$703	$(1,887)	$45	$2,558

Realignment of Workforce – 2012

During 2012, we recorded restructuring expense of $0.7 million, which consisted of severance costs in 2012, net of adjustments of ($1.1) million relating to existing reserves for prior years, as detailed below. For the 2012 realignment, we recorded $1.8 million of severance costs and eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. On a segment basis, these restructuring costs totaled $0.9 million in North America, $0.6 million in Europe and $0.3 million in Asia Pacific. Our reserve for the 2012 realignment was $1.4 million at September 30, 2012, which we anticipate will be paid within a year.

Realignment of Workforce – 2011

During 2011, we eliminated approximately 30 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $1.5 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in North America, which was recorded during the nine months ended September 30, 2012. Our reserve for the 2011 realignment was $0.1 million at September 30, 2012, for severance costs. We anticipate these severance costs will be paid within a year.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment was $0.3 million at September 30, 2012, including $0.1 million for lease termination costs and $0.2 million for severance costs. We anticipate the severance costs and the lease termination costs will be paid within a year.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.6 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.6 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. During the nine months ended September 30, 2012, we recorded an adjustment to reduce severance and exit costs by $0.1 million in North America and updated assumptions regarding lease termination costs, resulting in a $0.9 million benefit in North America, which is also included in the cumulative cost related to the 2009 realignment

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

presented above. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.8 million at September 30, 2012. We anticipate these costs will be paid within the next three years.

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

Components of Discontinued Operations

The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue from discontinued operations	$-	$1,174	$-	$8,735

Operating loss	(39)	(540)	(361)	(486)
Interest expense	(48)	(9)	(144)	(70)
(Loss) income from disposal	(7)	(9)	(9)	9
Income tax benefit	33	7,293	180	7,287
(Loss) income from discontinued operations, net of taxes	$(61)	$6,735	$(334)	$6,740

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Summarized below are the carrying values of goodwill and any changes to the carrying value of goodwill from December 31, 2011 to September 30, 2012 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2011	$363,953	$18,856	$5,304	$388,113
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2011	271,530	18,856	5,304	295,690
Impact of currency fluctuations	816	826	104	1,746
Carrying value at September 30, 2012	$272,346	$19,682	$5,408	$297,436

Goodwill is not subject to amortization, but is subject to periodic reviews for impairment.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Intangible Assets

Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$65,761	$(60,432)	$5,329	$65,566	$(57,682)	$7,884
Non-compete agreements	5,738	(5,506)	232	5,701	(5,063)	638
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	3,193	(792)	2,401	2,889	(505)	2,384
Total other intangible assets	$75,692	$(67,730)	$7,962	$75,156	$(64,250)	$10,906

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $1.1 million of these assets recorded at both September 30, 2012 and December 31, 2011.

Other intangible assets are amortized over an estimated useful life between one and 20 years. Estimated annual amortization expense related to our other intangible assets for 2012 through 2016 is as follows (in thousands):

Year	Estimated Annual Amortization Expense

2012	$3,813
2013	$1,496
2014	$1,115
2015	$1,111
2016	$851

6. INDEBTEDNESS

Long-term debt and capital lease obligations at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Borrowings on credit facility	$198,041	$192,885
Capital lease obligations	6,032	6,923
Subtotal	204,073	199,808
Less current portion	(3,926)	(3,845)
Total long-term debt and capital lease obligations	$200,147	$195,963

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

of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at September 30, 2012 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2012, was 2.74%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2012, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2012, we were in compliance with the covenants under our credit facility.

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

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$103	$60	$370	$128
Selling and marketing	270	137	1,054	683
Research and development	138	112	414	437
General and administrative	1,418	1,313	4,275	3,961
Equity-based compensation expense	1,929	1,622	6,113	5,209
Income tax benefits	(675)	(568)	(2,140)	(1,823)
Total equity-based compensation expense, net of tax	$1,254	$1,054	$3,973	$3,386

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2011 to September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	1,742,920	$ 8.14
Granted	416,263	8.97
Vested	(648,052)	8.99
Forfeited	(47,500)	7.44
Unvested at September 30, 2012	1,463,631	$ 8.03

The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2012 and 2011 was $8.97 and $7.56, respectively. The aggregate fair value of restricted stock vested was $1.1 million and $5.7 million for the three and nine months ended September 30, 2012, respectively, and $0.8 million and $4.4 million for the three and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we issued 448,015 and 521,840 shares, respectively, of our common stock relating to the vesting of restricted stock awards. As of September 30, 2012, we had $8.3 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.1 years.

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

The following table summarizes the stock options activity under our stock plans from December 31, 2011 to September 30, 2012:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	227,835	$9.98
Granted	—	—
Exercised	(109,167)	8.53
Expired	(31,500)	11.53
Options outstanding and exercisable at
September 30, 2012	87,168	$11.23	0.85	$2,925

As of each of September 30, 2012 and 2011, we had no remaining unvested stock options to be recorded as an expense for future periods. During the nine months ended September 30, 2012 and the year ended December 31, 2011, we issued 109,167 and 75,000 shares of our common stock, respectively, as a result of options exercised.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2012 and September 30, 2011, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends or dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares and stock options for the three and nine months ended September 30, 2012 and 2011.

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income from continuing operations	$5,720	$5,822	$18,639	$13,607
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	47,297	49,033	47,949	49,982
Add effect of dilutive securities:
Unvested restricted shares	501	333	468	326
Stock options	2	—	7	—
Weighted-average shares outstanding - diluted	47,800	49,366	48,424	50,308
Basic net income per share from continuing operations	$0.12	$0.12	$0.39	$0.27
Diluted net income per share from continuing operations	$0.12	$0.12	$0.38	$0.27

The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2012 excludes the effect of an aggregate of 84,668 and 128,165 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2011 excludes the effect of an aggregate of 563,693 and 718,552 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
North America	$83,988	$79,350	$254,257	$237,714
Europe	25,542	23,751	78,060	72,501
Asia Pacific	16,362	16,083	47,193	44,884
Consolidated	$125,892	$119,184	$379,510	$355,099

Operating income (loss):
North America	$1,912	$1,914	$7,712	$909
Europe	5,402	5,962	20,104	19,553
Asia Pacific	1,376	2,035	3,357	5,516
Consolidated	$8,690	$9,911	$31,173	$25,978

11. CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

Nine Months Ended
September 30,
	2012	2011
Cash paid for interest	$ 4,264	$ 4,895
Income tax payments	$ 5,150	$ 5,092
Income tax refunds	$ 1,626	$ 1,226
Capital lease additions	$ 1,587	$ 1,080
Capitalized interest	$ 158	$ 141

At September 30, 2012 and 2011, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $1.4 million and $2.5 million, respectively.

Our condensed consolidated statement of cash flows for September 30, 2011 has been updated to include a reclassification of $8.1 million between the operating activities of “Deferred income taxes” and “Changes in working capital.”  This reclassification, which does not impact “Net cash provided by operating activities,” was

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

made to ensure consistency with the presentation in our consolidated statement of cash flows for the year ended December 31, 2011.

12. SUBSEQUENT EVENTS

In October 2012 through November 5, 2012, we repurchased an aggregate of 169,553 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.5 million at an average price of $8.66 per share.

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

During 2012, we have continued our strategy to transition PGi to a software as a service company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions, iMeet and GlobalMeet. Key highlights of our financial and strategic accomplishments for the third quarter ended September 30, 2012 include:

•	Generated 5.6% growth in our net revenues for the three months ended September 30, 2012 compared to the same period in 2011, despite a 1.4% negative impact from fluctuations in foreign currency exchange rates;
•	Grew total meetings hosted by over 30% as compared to the third quarter of 2011;
•	Repurchased nearly 800,000 shares, or approximately 1.7% of our outstanding common stock, in the open market under our board-approved stock repurchase plan at an average price of $9.39 per share; and
•	Released additional upgrades and enhancement to iMeet and GlobalMeet, including iMeet 2.0.

Our primary corporate objectives for the remainder of 2012 are focused on continuing to:

•	Expand our global distribution in order to further our market reach and accelerate customer awareness and adoption of iMeet and GlobalMeet;
•	Develop and release additional upgrades and enhancements to iMeet and GlobalMeet to increase their functionality, improve their competitive positioning and grow their market opportunities; and
•	Transition our audio-only customers to iMeet and GlobalMeet, which provide a richer, more productive user experience.

In the first nine months of 2012, 35.6% of our net revenues was generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first nine months of 2012 negatively affected our net revenues by approximately $3.9 million as compared to the same period in 2011.

We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease of the average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $379.5 million in the first nine months of 2012 as compared to $355.1 million in the same period in 2011, primarily as a result of volume growth.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of September 30, 2012, borrowings under our $375.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $198.0 million, with an additional $5.4 million in letters of credit. See “—Capital resources” for a description of our credit facility.

In addition, we intend to continue to invest in our virtual meetings solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the nine months ended September 30, 2012 are not indicative of the results that may be expected for the full fiscal year of 2012 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2011, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30,		Change
	2012	2011	$	%
Net revenues:
North America	$83,988	$79,350	4,638	5.8
Europe	25,542	23,751	1,791	7.5
Asia Pacific	16,362	16,083	279	1.7
Consolidated	$125,892	$119,184	6,708	5.6

Operating income (1):
North America	$1,912	$1,914	(2)
Europe	5,402	5,962	(560)
Asia Pacific	1,376	2,035	(659)
Consolidated	$8,690	$9,911	(1,221)

Percent of net revenues (1):
North America	66.7%	66.6%
Europe	20.3%	19.9%
Asia Pacific	13.0%	13.5%
Consolidated	100.0%	100.0%

	Nine Months Ended
	September 30,		Change
	2012	2011	$	%
Net revenues:
North America	$254,257	$237,714	16,543	7.0
Europe	78,060	72,501	5,559	7.7
Asia Pacific	47,193	44,884	2,309	5.1
Consolidated	$379,510	$355,099	24,411	6.9

Operating income (1):
North America	$7,712	$909	6,803
Europe	20,104	19,553	551
Asia Pacific	3,357	5,516	(2,159)
Consolidated	$31,173	$25,978	5,195

Percent of net revenues (1):
North America	67.0%	67.0%
Europe	20.6%	20.4%
Asia Pacific	12.4%	12.6%
Consolidated	100.0%	100.0%

(1)	“Operating income,” as presented, is inclusive of “Restructuring costs,” “Asset impairments” and “Net legal settlements and related expenses.” The inclusion of these categories resulted in decreases to “Operating income” of $2.9 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. For additional details, refer to the following tables and explanations.
21

Consolidated Net Revenues

The following tables detail the changes in consolidated net revenues from the three and nine months ended
September 30, 2011 to the three and nine months ended September 30, 2012 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific

September 30, 2011	$119,184	$79,350	$23,751	$16,083
Change in volume	28,230	18,687	5,753	3,790
Change in average selling prices	(19,856)	(14,001)	(2,516)	(3,339)
Impact of fluctuations in foreign
currency exchange rates	(1,666)	(48)	(1,446)	(172)
September 30, 2012	$125,892	$83,988	$25,542	$16,362

	Nine Months Ended
	Consolidated	North America	Europe	Asia Pacific

September 30, 2011	$355,099	$237,714	$72,501	$44,884
Change in volume	86,706	55,687	20,151	10,868
Change in average selling prices	(58,430)	(38,886)	(10,948)	(8,596)
Impact of fluctuations in foreign
currency exchange rates	(3,865)	(258)	(3,644)	37
September 30, 2012	$379,510	$254,257	$78,060	$47,193

Net revenues increased in each of our operating segments during the three and nine months ended September 30, 2012 from the comparable prior year periods due to increased volume, partially offset by decreased average selling prices. These trends in volume and selling prices are primarily due to volume growth from newly acquired and existing large enterprise customers, mix of products sold and continued price reductions to existing customers. The price reductions are often provided in an effort to incentivize customers to utilize higher margin PGi products.

Cost of Revenues

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Cost of revenues:
North America	$37,843	$35,765	2,078	5.8
Europe	8,421	7,427	994	13.4
Asia Pacific	7,542	6,746	796	11.8
Consolidated	$53,806	$49,938	3,868	7.7

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Cost of revenues:
North America	$115,120	$105,593	9,527	9.0
Europe	24,462	22,545	1,917	8.5
Asia Pacific	21,462	18,457	3,005	16.3
Consolidated	$161,044	$146,595	14,449	9.9
22

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Cost of revenues:
North America	45.1	45.1	45.3	44.4
Europe	33.0	31.3	31.3	31.1
Asia Pacific	46.1	41.9	45.5	41.1
Consolidated	42.7	41.9	42.4	41.3

Our cost of revenues as a percentage of net revenues increased during the three and nine months ended September 30, 2012 compared to the same periods during 2011.  These increases were primarily due to volume growth in our large enterprise customer base, including increased capacity requirements, and price concessions to existing customers. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. In Asia Pacific, the increase in cost of revenues was also driven by an increase in lower margin third-party sales.  Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenues in Europe of $0.7 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Foreign currency fluctuations in Asia Pacific resulted in a decrease of $0.1 million during the three and nine months ended September 30, 2012, compared to the same periods in 2011.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Selling and marketing expenses:
North America	$19,575	$20,511	(936)	(4.6)
Europe	7,785	7,216	569	7.9
Asia Pacific	4,365	4,440	(75)	(1.7)
Consolidated	$31,725	$32,167	(442)	(1.4)

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Selling and marketing expenses:
North America	$61,904	$68,145	(6,241)	(9.2)
Europe	22,977	20,935	2,042	9.8
Asia Pacific	13,875	13,446	429	3.2
Consolidated	$98,756	$102,526	(3,770)	(3.7)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Selling and marketing expenses:
North America	23.3	25.8	24.3	28.7
Europe	30.5	30.4	29.4	28.9
Asia Pacific	26.7	27.6	29.4	30.0
Consolidated	25.2	27.0	26.0	28.9

Selling and marketing expenses decreased during the three and nine months ended September 30, 2012 from the same periods in the previous year due primarily to costs recognized in North America related to the launch of our iMeet and GlobalMeet services in 2011. The increases in costs recognized in Europe for each period presented and in Asia Pacific for the nine month ended September 30, 2012 were primarily attributable to higher personnel-related costs. The increase in Europe was partially offset by the effect of fluctuations in foreign currency exchange rates, which resulted in a decrease of $0.6 million and $1.4 million for the three and nine months ended September 30, 2012, respectively.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
General and administrative expenses:
North America	$11,569	$10,203	1,366	13.4
Europe	2,086	1,957	129	6.6
Asia Pacific	2,200	2,251	(51)	(2.3)
Consolidated	$15,855	$14,411	1,444	10.0

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
General and administrative expenses:
North America	$34,242	$30,607	3,635	11.9
Europe	6,290	6,052	238	3.9
Asia Pacific	6,538	5,750	788	13.7
Consolidated	$47,070	$42,409	4,661	11.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
General and administrative expenses:
North America	13.8	12.9	13.5	12.9
Europe	8.2	8.2	8.1	8.3
Asia Pacific	13.4	14.0	13.9	12.8
Consolidated	12.6	12.1	12.4	11.9

General and administrative expenses in North America increased in the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily as a result of increased personnel-related costs and to a lesser extent, increases in professional fees incurred in connection with various legal and tax matters, none of which were individually significant. The increases in Asia Pacific for the nine months ended September 30, 2012 were primarily due to increases in personnel-related costs of $0.2 million, bad debt expense of $0.3 million and professional fees of $0.3 million. Fluctuations in foreign currency exchange rates resulted in a decrease in general and administrative expenses in Europe of $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively. Despite these currency fluctuations, general and administrative expenses in Europe remained consistent as a percentage of revenue for each of the periods presented.

Research and Development Expenses

Consolidated research and development expense as a percentage of net revenues was 2.9% and 2.8% for the three and nine months ended September 30, 2012, respectively, and was 2.5% for both the three and nine months ended September 30, 2011. Consolidated research and development expenses increased $0.8 million and $1.9 million for the three and nine months ended September 30, 2012, respectively. The increase in research and development expenses was primarily driven by additional resources to develop our virtual meeting solutions. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$103	$60	$370	$128
Selling and marketing	270	137	1,054	683
Research and development	138	112	414	437
General and administrative	1,418	1,313	4,275	3,961
Equity-based compensation expense	$1,929	$1,622	$6,113	$5,209

Depreciation Expense

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Depreciation expense:
North America	$6,879	$6,444	435	6.8
Europe	826	766	60	7.8
Asia Pacific	546	527	19	3.6
Consolidated	$8,251	$7,737	514	6.6

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Depreciation expense:
North America	$20,182	$19,515	667	3.4
Europe	2,399	2,196	203	9.2
Asia Pacific	1,626	1,461	165	11.3
Consolidated	$24,207	$23,172	1,035	4.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Depreciation expense:
North America	8.2	8.1	7.9	8.2
Europe	3.2	3.2	3.1	3.0
Asia Pacific	3.3	3.3	3.4	3.3
Consolidated	6.6	6.5	6.4	6.5

Consolidated depreciation expense increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Amortization expense:
North America	$436	$1,117	(681)	(61.0)
Europe	371	416	(45)	(10.8)
Asia Pacific	—	79	(79)	(100.0)
Consolidated	$807	$1,612	(805)	(49.9)

	Nine Months Ended September 30,		Change
	2012	2011	$	%
	(in thousands)
Amortization expense:
North America	$2,102	$3,585	(1,483)	(41.4)
Europe	1,137	1,243	(106)	(8.5)
Asia Pacific	—	233	(233)	(100.0)
Consolidated	$3,239	$5,061	(1,822)	(36.0)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	% of Revenue		% of Revenue
Amortization expense:
North America	0.5	1.4	0.8	1.5
Europe	1.5	1.8	1.5	1.7
Asia Pacific	0.0	0.5	0.0	0.5
Consolidated	0.6	1.4	0.9	1.4

Consolidated amortization expense decreased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily as a result of customer lists and non-compete intangible assets from acquisitions in North America that have become fully amortized.

Restructuring Costs

Consolidated restructuring costs were $0.7 million, or less than 0.2% of net revenues, for the nine months ended September 30, 2012, with no corresponding consolidated restructuring costs for the same period in 2011.

Realignment of Workforce – 2012

During 2012, we recorded restructuring expense of $0.7 million, which consisted of severance costs in 2012, net of adjustments of ($1.1) million relating to existing reserves for prior years, as detailed below. For the 2012 realignment, we recorded $1.8 million of severance costs and eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. On a segment basis, these restructuring costs totaled $0.9 million in North America, $0.6 million in Europe and $0.3 million in Asia Pacific. Our reserve for the 2012 realignment was $1.4 million at September 30, 2012, which we anticipate will be paid within a year.

Realignment of Workforce – 2011

During 2011, we eliminated approximately 30 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $1.5 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by

$0.1 million in North America, which was recorded during the nine months ended September 30, 2012. Our reserve for the 2011 realignment was $0.1 million at September 30, 2012, for severance costs. We anticipate these severance costs will be paid within a year.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment was $0.3 million at September 30, 2012, including $0.1 million for lease termination costs and $0.2 million for severance costs. We anticipate the severance costs and the lease termination costs will be paid within a year.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.6 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.6 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. During the nine months ended September 30, 2012, we recorded an adjustment to reduce severance and exit costs by $0.1 million in North America and updated assumptions regarding lease termination costs, resulting in a $0.9 million benefit in North America, which is also included in the cumulative cost related to the 2009 realignment presented above. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.8 million at September 30, 2012. We anticipate these costs will be paid within the next three years.

Net Legal Settlements and Related Expenses

Net legal settlements and related expenses were $1.8 million and $1.9 million during the three and nine month ended September 30, 2012, respectively.  Net legal settlements and related expenses were primarily attributable to the settlement of a contractual dispute with a third party software systems integrator.

Interest Expense

Interest expense was $1.8 million and $2.2 million in the three months ended September 30, 2012 and 2011, respectively, and was $5.4 million and $6.4 million in the nine months ended September 30, 2012 and 2011, respectively. Interest expense decreased during the three and nine months ended September 30, 2012 compared to the same periods in the prior year primarily as a result of a decrease in the amortization of debt issuance costs and a decrease in interest expense associated with lower interest rates on our amended credit facility. We had $198.0 million and $196.3 million of outstanding borrowings on our credit facility subject to interest rate risk at September 30, 2012 and 2011, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.74% and 3.20% at September 30, 2012 and 2011, respectively. The weighted-average outstanding balance on our credit facility was $197.3 million and $200.6 million for the three months ended September 30, 2012 and 2011, respectively, and $191.2 million and $195.2 million in nine months ended September 30, 2012 and 2011, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our debt.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2012 was $0.9 million and $6.6 million, respectively, compared to $2.0 million and $5.8 million for the three and nine months ended September 30, 2011, respectively.  The decrease in income tax expense during the three months ended September 30, 2012 compared to the same period in the prior year was primarily related to the tax benefit in 2012 of discrete items related to tax adjustments for earlier years totaling approximately $0.8 million. The increase in income tax expense during the nine months ended September 30, 2012 compared to the same periods in the prior year was primarily related to the increases in pre-tax net income.

As of September 30, 2012 and December 31, 2011, we had $3.8 million and $3.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $2.5 million as of both September 30, 2012 and December 31, 2011, would affect our annual effective tax rate from continuing operations. The unrecognized tax benefits are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Our valuation allowance at December 31, 2011 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2012, our valuation allowance increased by $0.4 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.

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

Components of Discontinued Operations

The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue from discontinued operations	$-	$1,174	$-	$8,735

Operating loss	(39)	(540)	(361)	(486)
Interest expense	(48)	(9)	(144)	(70)
(Loss) income from disposal	(7)	(9)	(9)	9
Income tax benefit	33	7,293	180	7,287
(Loss) income from discontinued operations, net of taxes	$(61)	$6,735	$(334)	$6,740

Liquidity and Capital Resources

At September 30, 2012, we had utilized $203.4 million of our credit facility, with $198.0 million in borrowings and $5.4 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2012, we have no outstanding interest rate swaps.

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

As of September 30, 2012, we had $33.1 million in cash and equivalents compared to $32.0 million as of December 31, 2011. Cash balances residing outside of the United States as of September 30, 2012 were $27.8 million compared to $30.6 million as of December 31, 2011. We receive cash for repayment of royalties and management fees charged to international locations from the United States. We record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

Consolidated operating cash flows were $43.0 million and $39.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in net income from continuing operations of $5.0 million, a decrease in restructuring payments of $3.8 million and an increase in non-cash expenses included in net income. These increases to cash were primarily offset by fluctuations in working capital.

Cash used in investing activities

Consolidated investing activities used cash of $25.6 million and $22.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash used in investing activities is primarily attributable to higher capital expenditures in 2012 and the benefit of cash received in 2011 associated with earn-out provisions primarily related to our PGiSend and PGiMarket sales.

Cash used in financing activities

Consolidated financing activities used cash of $15.7 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively. The primary use of cash from financing activities in the nine months September 30, 2012 included $19.4 million in treasury stock purchases, partially offset by $2.5 million of net borrowings on our credit facility and $0.9 million related to the exercise of stock options. The primary use of cash for financing activities in the nine months ended September 30, 2011 related to $20.9 million in treasury stock purchases partially offset by $18.9 million of net borrowings on our credit facility.

Off-balance sheet arrangements

At September 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at September 30, 2012 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2012, was 2.74%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2012, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2012, we were in compliance with the covenants under our credit facility.

At September 30, 2012, we had $198.0 million of borrowings and $5.4 million in letters of credit outstanding under our credit facility.

Liquidity

At September 30, 2012, we had $33.1 million in cash and equivalents compared to $32.0 million as of December 31, 2011. Cash and cash equivalents held by our foreign subsidiaries at September 30, 2012 were $27.8 million compared to $30.6 million as of December 31, 2011. As we generated positive operating cash flows from each of our geographic business segments for the year ended December 31, 2011, and expect these results to continue on an annualized basis, we currently do not foresee a need to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner.

At December 31, 2011 each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. We believe that we will generate adequate operating cash flows to fund capital expenditures and contractual commitments, to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At September 30, 2012, we had $96.6 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions.

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

SUBSEQUENT EVENTS

In October 2012 through November 5, 2012, we repurchased an aggregate of 169,553 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.5 million at an average price of $8.66 per share.

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
31

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2012, we have no outstanding swaps.

At September 30, 2012, we had borrowings of $198.0 million outstanding under our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $2.0 million based on our September 30, 2012 debt level.

We generated 35.6% of our consolidated net revenues and 31.3% of our operating expenses in countries outside of the United States in the nine months ended September 30, 2012. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2012, we had debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our net revenues, operating expenses and outstanding debt for the nine months ended September 30, 2012 by approximately $13.5 million, $10.9 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1 - 31, 2012	172,008	$ 9.14	162,186	2,411,292
August 1 - 31, 2012	508,971	$ 9.45	508,971	1,902,321
September 1 - 30, 2012	143,888	$ 9.46	116,812	1,785,509
Total	824,867	$ 9.39	787,969	1,785,509

(1)	The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase plan described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 9,822 shares and 27,076 shares for the months of July and September 2012, respectively.
(2)	In July 2011, our board approved a stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. Through September 30, 2012, we had repurchased 3,214,491 shares pursuant to our new stock repurchase program.
(3)	See “Subsequent Events” under Management’s Discussion and Analysis of Financial Condition and Results of Operation above.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this Form 10-Q, which are incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2012	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine
David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Third Amendment to Office Building Lease by and between Verizon Business Network Services and the Registrant, dated August 6, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*     Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

