Form 10-K
period 2012-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2013-03-18
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

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

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012 as reported by the New York Stock Exchange was $379,075,722.

As of March 11, 2013, 47,665,804 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2013 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our cloud-based, virtual meeting solutions, including our iMeet® and GlobalMeet® solutions;

•	Our ability to attract new customers and to retain and further penetrate our existing customers;

•	Our ability to establish and maintain strategic reseller relationships;

•	Risks associated with challenging global economic conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customer’s confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from the sale of our PGiSend business;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Item 1A. “Risk Factors” in this annual report; and
i

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

ii

iii

PART I

Item 1. Business

Overview

Premiere Global Services, Inc., or PGi, has been a global leader in virtual meetings for over 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice, mobile, web streaming and file sharing technologies. PGi solutions are available via desktops, tablets and mobile devices, helping businesses worldwide be more productive, mobile and environmentally responsible. PGi has a global presence in 25 countries on five continents and an established base of over 40,000 enterprise customers, including 75% of the Fortune 100™. In the last five years, we have hosted nearly one billion people from 137 countries in over 200 million virtual meetings.

In 2011, we began transitioning our business toward a software-as-a-service, or SaaS, model, with a goal of positioning PGi to be a leader in business collaboration software. Today, we offer three primary software solutions:

•	iMeet® is PGi’s next-generation, online meeting solution that lets people meet and collaborate face-to-face online — anywhere, anytime, from any device;

•	GlobalMeet® is PGi’s integrated conference calling and web conferencing solution; and

•	GlobalMeet® Audio is PGi’s enterprise-class audio conferencing solution.

Our software solutions are accessible via our suite of desktop and mobile applications, including our apps for the iPhone, iPad, BlackBerry and Android phones. They are also accessible via all market-leading Internet browsers on the web and the mobile web, as well as through access points embedded in third-party software applications.

We host our solutions on our secure, enterprise-class IP network. This proprietary, global network is located in our server and network operations centers and in third-party data centers around the world.

By delivering our virtual meeting solutions from the cloud, PGi customers are not burdened with up-front capital investments or the complexity associated with purchasing and installing hardware and desktop software solutions. Further, our SaaS model lets customers avoid the headcount and ongoing operating costs required to support internal solutions, the expense of platform upgrades and the business risk of technology obsolescence.

We market our solutions globally through a multi-channel sales approach that includes direct sales, channel resellers, strategic technology partners and marketing alliances. PGi solutions are also available for purchase online at www.pgi.com.

We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2012, we had approximately 1,830 employees conducting business within our three operating segments in North America, Europe and Asia Pacific. See Note 17 to our consolidated financial statements for the year ended December 31, 2012, included in this annual report, for information concerning operations in our segments.

Industry Background

Based on Wainhouse Research reports, the global collaboration and conferencing market, which includes video conferencing managed services, web conferencing services and audio conferencing services, totaled approximately $7.2 billion in 2012 and is projected to grow at a compound annual growth rate of approximately 6.7% to $9.4 billion by 2016.

Today’s global marketplace is driving intense competition among businesses of all sizes, threatening geographically insulated companies and compelling businesses to innovate and evolve to remain competitive. Companies are, consequently, more focused on employee productivity than at any time in the past.

Against the backdrop of these macro trends, companies are searching for ways to accelerate and improve their daily business processes. One place they are finding success is with their greatest asset: their own people.

According to Forrester Research, there were approximately 555 million information workers worldwide in 2012, projected to grow to over 865 million by 2016. By connecting these workers across business lines and geographic boundaries — thus harnessing the collective intelligence and creativity of this community — companies are amplifying their potential and unlocking value in their businesses.

Over the past two decades, collaboration technologies have played a major role in support of creating competitive, globally connected businesses by creating virtual environments where information workers – along with their partners, customers and other internal and external stakeholders – can exchange ideas and information in real-time. Companies are increasingly relying on collaboration technologies because of the cost and inconvenience of business travel, the growing need to keep an increasingly mobile workforce connected, environmental impact concerns and the desire to improve corporate efficiency and productivity to remain competitive.

Today, the way in which people meet and collaborate is changing, supported by significant advances in collaboration technologies and evolving user habits and expectations. We believe the market is moving toward next-generation virtual meeting technologies that leverage cloud-based software, the web, social media platforms, webcam video, video streaming and mobile computing to deliver a more robust, productive and meaningful collaboration experience.

Our strategy is to lead the industry in this transition by leveraging our competitive strengths and continuing to deliver innovative solutions that incorporate new technologies and that embrace users’ changing preferences for how they want to meet, collaborate and connect. We believe our ongoing upgrades and additions to our suite of business collaboration solutions will greatly expand the addressable market for our services into rapidly growing new market opportunities, such as desktop video conferencing, visual audio conferencing, mobile collaboration, social media, live event streaming and file sharing.

Solutions

PGi is dedicated to bringing the best virtual collaboration experience to business professionals around the world through our product innovation, our global network and our extraordinary customer care.

Our virtual meeting solutions enable multiple people, regardless of their physical location or technical knowledge, to easily collaborate via video, web and audio conferencing technologies. Our solutions are used for all forms of virtual meetings, from large events, such as investor relations presentations and training sessions, to smaller meetings, such as sales planning, project management and ad hoc meetings.

We design our solutions to be simple, personal and mobile so that people can meet in more productive and meaningful ways, wherever and whenever they desire. By utilizing a single, web-based or mobile interface to access PGi’s integrated video, web and audio conferencing services from their computer, smartphone, tablet or landline, users don’t have to employ multiple platforms for their virtual meetings.

Our strategy is to continue to broaden the types of business collaboration our solutions facilitate in order to continue to gain share in our current markets, while at the same time entering and gaining share in new, emerging markets as well.

iMeet

Our iMeet solution lets people have face-to-face meetings online with secure, easy-to-use, high definition quality video conferencing, enterprise-quality audio conferencing and other business collaboration features, such as screen sharing, real-time file sharing and storage, chat, collaborative notes, social media site integration. iMeet was designed to make the online meeting experience as simple and enjoyable as possible. iMeet works in the office or on the go — from a computer, tablet or mobile device — without downloads for meeting guests. The iMeet Auto-Connect feature lets meeting hosts and guests instantly join the meeting without dial-in numbers and passcodes.

GlobalMeet

Our GlobalMeet solution was designed to be the easiest to use, most intuitive web conferencing product on the market. GlobalMeet delivers online meetings with high-quality, global audio conferencing and screen sharing, with an easy-to-navigate user interface and scalability for small and large meetings. GlobalMeet users gain fast access to meetings with no downloads for meeting guests and industry-leading mobile and desktop applications.

GlobalMeet Audio

Our GlobalMeet Audio solution provides an easy-to-use visual interface for audio conferencing to deliver a superior meeting experience, GlobalMeet Audio empowers users with fast access to schedule, start and manage their meetings from any device, with no phone numbers or passcodes to remember. With reliable, high-quality global audio conferencing built on PGi’s next-generation IP platform, GlobalMeet Audio offers intelligent, innovative solutions for companies of all sizes.

In addition, PGi offers a full suite of traditional audio conferencing services that includes automated conferencing, global conferencing with approximately 140 access points and operator-assisted event conferencing.

Customers

Our customer base is diverse across industry vertical, region and size of company. Our customers include leading software and technology companies, commercial and investment banks, retailers, travel and hospitality firms and healthcare companies, among others. Our customers use our solutions to reduce costs, increase efficiency, enhance productivity, promote corporate sustainability initiatives and accelerate business objectives.

Our business is affected by seasonal fluctuations in business activity, which we believe are common within our industry. For example, we typically experience lower levels of sales and usage during periods that have reduced numbers of working days. Our operating results have historically decreased during the summer months, particularly in our European operations, as well as during the seasonal holidays in late-November to early January. We expect that our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers.

Sales and Marketing

We have a multi-channel sales approach that includes global, enterprise, small and medium business, indirect and strategic partners and online sales:

•	We sell directly to customers through our approximately 690 sales and marketing professionals worldwide;

•	We sell indirectly through marketing alliances and distribution partners, including agents and resellers;

•	We sell indirectly through strategic technology partners that integrate and resell our services with their own;

•	We sell online in an ecommerce model at our website, www.pgi.com; and

•	We employ digital, email and content marketing campaigns to generate increased leads and activity for our sales channels.

As a service organization, our customer care teams play a major role in managing customer relationships and selling additional value-added services to existing accounts.

Competition

Helping companies and individuals meet and collaborate in better, more enjoyable and productive ways is at the core of our focus and expertise at PGi. With over two decades of experience in collaboration technologies, we have generated meaningful revenue growth, garnered a world-class customer base of leading companies in nearly every industry and region of the world, increased our market share and helped lead and expand the industry through product innovation. We believe these strengths and our long-standing history of delivering results to our customers provide us with a significant competitive advantage in the market.

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

We believe our competitive advantages in the market include:

•	Our proven track record of performance and our history of innovation;

•	Our breadth of video, web and audio conferencing services;

•	Our global reach;

•	The quality, security, reliability, scalability and interoperability of our service offerings; and

•	The ease of use and user experience of our virtual meeting solutions.

We compete with independent conferencing service providers like ACT Teleconferencing, Inc., Arkadin, Inc. and Intercall, Inc., a division of West Corporation. Additionally, we compete with major telecommunications service providers around the world, such as AT&T Inc., BT Group plc., France Telecom S.A., Level 3 Communications, Inc., Nippon Telegraph and Telephone Corporation, TELUS Corporation and Verizon Communications, Inc. We also face competition from companies that offer free conferencing services, smaller and niche providers of audio, web and video conferencing services, premise-based solution providers and internally developed solutions for companies that choose to insource these needs.

We also compete with services offered by business suite software providers, application service providers and web conferencing providers, such as Adobe Connect, Cisco WebEx, Citrix GoToMeeting, IBM Lotus Sametime, FuzeBox and Microsoft Lync. These providers may attempt to leverage their dominant market positions through additional technical integration or bundled offerings or through acquisitions, such as Microsoft Corporation’s acquisition of Skype Global S.à r.l. and Citrix Systems Inc.’s acquisition of Netviewer AG, to further expand their presences in the collaboration and conferencing market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive collaboration and conferencing services that could choose to increase their emphasis on offerings competitive to us, cease to offer some or all of their services or our services or both.

Furthermore, we compete with services offered by consumer-oriented technology providers, such as Google+ Hangouts, ooVoo and Skype, a division of Microsoft, as well as various social networks, including Facebook and Huddle, which are beginning to offer limited real-time collaboration capabilities. We also compete with customer relationship management, or CRM, and social business platform providers, such as Salesforce.com, Inc. and Jive Software, Inc., which are integrating real-time collaboration services into their offerings.

Research and Development

Designing, developing, testing, deploying and supporting innovative virtual meeting technologies allows us to better meet our customers’ needs and to differentiate and position ourselves in larger market segments. For example, during 2012, we continued to enhance our iMeet and GlobalMeet virtual meeting solutions. We released upgrades to these solutions, including advanced mobile applications, softphone capabilities, desktop applications, enhanced screen sharing, HD quality video and our Auto-Connect feature. We also continue to expand and migrate traffic to our global platform of media servers, which enables us to smart route traffic around the world using local access points.

We devote significant resources to the innovation and development of new services, enhancements to existing services and to our websites. We employ approximately 110 research and development professionals. Our research and development expenses from continuing operations for 2012, 2011 and 2010 were $14.3 million, $11.5 million and $14.1 million, respectively.

Suppliers

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements that total $7.4 million, $2.0 million and $0.3 million in 2013, 2014 and 2015, respectively.

Government Regulation

We are subject to various federal, state, local and international laws regulating the provision of our services. The application of these laws and regulations to our services is often unclear and sometimes such laws and regulations may conflict with one another. As a result, we monitor and have compliance procedures in place regarding applicable laws and regulations. Further, our customer agreements generally provide that our customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation by private parties and governmental bodies, including governmental enforcement actions, alleging a violation of such laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of litigation and enforcement actions. In addition, we could incur additional costs or be required to change or restrict our business practices or services in order to comply with applicable laws and regulations or if our customers seek to have us assume obligations as part of contractual negotiations.

The following is a brief description of certain laws and regulations that could impact our business and the business of our customers. For further discussion of how these regulations may adversely impact our business, see Item 1A. Risk Factors – “Risks Related to Government Regulation.”

Telecommunications

We do not view our conferencing services as traditional common carrier services and instead have chosen to offer such services on a private carriage basis. To the extent that our conferencing services are provided on a private carriage basis, such services are subject to fewer obligations than apply to common carrier providers of traditional telecommunications services. Consequently, we have not submitted to all Federal Communications Commission, or FCC, or state public service or utility commission regulations applicable to providers of traditional common carrier telecommunications services in the United States. However, we are subject to certain regulations imposed by the FCC, and we may be affected by additional regulatory decisions, trends or policies issued or implemented by regulatory authorities. For example, in June 2008, the FCC issued an order ruling that audio conferencing providers must contribute directly to the federal Universal Service Fund, or USF, on a prospective basis, based on revenues from certain teleconferencing services. In accordance with FCC rules, since August 2008, we have filed quarterly and annual reports of revenues of certain of our conferencing subsidiaries with the Universal Service Administration Company, or USAC, and we make contributions to USF based on our good faith interpretation of the revenue reporting requirements and classification of our services and recover a portion of those contributions from our applicable conferencing customers. Although the FCC has not issued further guidance about how audio conferencing providers should distinguish telecommunications revenues associated with teleconferencing services from other revenues on the reports filed with USAC, in 2012, the FCC sought comment on broad-based USF contribution reform, with specific reference to conferencing providers and other IP-based services. Although no guidance has been adopted, telecommunications regulatory authorities may adopt a methodology that increases our total contribution obligation or may conclude that our services are subject to the regulations and requirements applicable to common carrier providers of traditional telecommunications services. If an authority were to make such a determination, our costs could increase and the profitability of our business could be adversely affected.

In 2013, providers of advanced communications services — including “interoperable video conferencing” — must make their products and services accessible to persons with disabilities unless it is not “achievable” to do so. The Twenty-First Century Communications and Video Accessibility Act, or CVAA, and its rules also impose specific record keeping and annual reporting obligations pursuant to the FCC’s implementation rules. We are currently evaluating the extent to which our services are subject to the new accessibility requirements. The technical and administrative costs associated with modifying our existing services and establishing internal policies and procedures to comply with these requirements could adversely affect the delivery of our services, the development and launch of new offerings and the overall profitability of our business.

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

Data Privacy

A number of legislative and regulatory proposals are under consideration and may be adopted or have already been enacted by federal and state lawmakers and regulatory bodies with respect to data protection and privacy. Many states have passed laws requiring notifications to consumers when there is a security breach of personal data, including credit card and other personally identifiable information, and mandating certain data security standards.

We are also subject to data privacy and protection regulation by various international regulatory authorities. For example, countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states and Switzerland adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states and Switzerland. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC if they do not comply with the provisions of their certification. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, has certified compliance with the EU safe harbor through the U.S. Department of Commerce. In addition, in January 2012, the European Commission proposed sweeping changes to its data protection rules that, if enacted, would impose more stringent operational requirements on our business and significant penalties for noncompliance. Those proposed changes remain under review and may be revised further. In Canada, the Personal Information and Electronic Documents Act, or PIEDA, similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada.

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

International

As we continue to expand and localize our international activities, we may become obligated to comply with the laws of additional jurisdictions, which may be more stringent or impose more significant burdens on businesses than those in the United States. In addition, because our services are accessible worldwide over the web, foreign jurisdictions may claim that we are required to comply with their laws and regulations. Compliance in foreign jurisdictions may be more costly or may require us to change or restrict our business practices or services relative to those in the United States.

Proprietary Rights and Technology

Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have 23 patents issued and 65 applications pending in the United States and internationally. We own and use many registered and unregistered trademarks, including Premiere Global Services & Design®, PGI & Design®, PGiConnect®, Powered by Premiere (stylized)®, Auditorium®, GlobalMeet®, GlobalMeet (stylized)®, iMeet®, iMeet (stylized)®, iMeetLiveTM, M & Talk Bubble DesignTM, PGiMeet®, ReadyCast®, ReadyConference®, ReadyConference (stylized)TM, SaveOnConferences.com®, SoundByte®, SoundCast®, Soundpath® and VisionCast®. To protect and enforce our rights in these marks, we have applied to register, and/or own registrations of, these marks in the United States and in many countries throughout the world. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement.

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

Available Information

Our corporate website is www.pgi.com. Except as explicitly noted, the information on our websites is not incorporated by reference in this annual report or in any information furnished or submitted to the SEC. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Follow the “Investors” link to “SEC Filings” to access these filings.

Employees

As of December 31, 2012, we employed approximately 1,830 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Item 1A. Risk Factors

Risks Relating to Our Business and Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors.

The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “Business – Competition.” Competition in web and video conferencing services continues to increase as new providers enter the marketplace and offer a broader range of collaboration solutions through new technologies. Many of our current and potential competitors, such as major telecommunications, business suite, software and application service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings, and new competitors are likely to continue to emerge. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings, such as Microsoft’s acquisition of Skype and Citrix’s acquisition of Netviewer. Also, we compete with companies with whom we also have distribution and reseller arrangements, as well as with internally developed solutions for companies who choose to insource these needs. As we expand our market opportunity, we also face pressures from free conferencing providers, and smaller and niche conferencing providers, as well as consumer-oriented technology providers that are attempting to enter the enterprise collaboration market and CRM and social business platform providers, which are integrating real-time collaboration services into their offerings. In a number of international markets, we face substantial competition from local service providers, which may have a dominant market share in their territories or are owned by local telecommunication service providers. Increased competition could result in pricing pressure on our services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

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

Our ability to successfully develop and market such new services and enhancements depends, in part, on our ability to:

•	foresee changes in industry standards and customer needs;

•	anticipate and apply advances in technologies;

•	enhance our software, applications, equipment, systems and networks; and

•	attract and retain qualified and creative technical personnel.

If we do not meet these challenges, we may lose market share and our ability to maintain and grow our revenues. In addition, we have experienced and may continue to experience difficulty integrating new technologies into our existing services and systems. The number of people using devices other than telephones and personal computers to access collaboration services has increased dramatically in the past few years. As new devices and platforms are continually being released, it is difficult to predict problems we may encounter in developing versions of our solutions for these alternative devices. For example, our multi-platform presence currently includes access via market-leading web browsers, as well as apps for the PC, Mac, iPhone, iPad and Android. If we cannot successfully integrate new technologies, or fail to capture a significant share of this increasingly important portion of the market, we may not generate sufficient revenues and operational synergies may not develop.

Our future success depends on market acceptance of our cloud-based virtual meeting solutions.

Market acceptance of our virtual meeting solutions often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we believe that the success of our iMeet and GlobalMeet solutions will depend on customer perceptions as to the technological and operational benefits or improved user experience associated with these services as compared to alternative services. A failure to achieve broad market acceptance of, or a decline in the demand for, our services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our virtual meeting solutions will depend on several factors, including:

•	ease of use;

•	price;

•	reliability;

•	accessibility to our services;

•	quality of service;

•	system security;

•	product functionality; and

•	the effectiveness of our strategic marketing and sales efforts and distribution channels.

If we do not meet these challenges, our virtual meeting services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services. In addition, our services and enhancements may not be as successful as our competitors’ solutions. In addition, if we are unable to develop new services and enhancements or if we experience delays or problems with their introduction, we may not be able to gain market share and increase our revenues.

We believe that continuing to strengthen our current services and brand and effectively launching new services and enhancements to our existing services will require continued focus on active marketing efforts. In order for our virtual meeting solutions to succeed in the future, we believe we will need to market and sell to both our existing customer base as well as focusing on new market opportunities and shifting to entirely new user communities. For this shift outside the traditionally-defined collaboration market to occur, our solutions must meet a need better than services currently offered in the market. The demand for and cost of advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Promotional efforts may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be harmed.

Our success depends on our ability to attract, retain and further penetrate our customers.

We must retain and continue to expand our ability to reach and sell additional products and services to our customers, by transitioning our customers from our more traditional audio conferencing services and from resold third-party web conferencing services to our virtual meeting solutions. In addition, large global enterprise customers may request special pricing, such as bundled pricing or volume discounts, which could negatively impact our revenues and margins and generally have longer sales cycles, which make it difficult to predict when these sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We are subject to pricing pressures for our services which could cause a loss in market share and decreased revenues and profitability.

We compete for customers based on several factors, including price. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, we have experienced declines in the average selling price per minute of our audio conferencing services and expect this trend to continue into the foreseeable future. We also offer free trials of our virtual meeting solutions and introduced GlobalMeet at what we believe to be competitive pricing. In some cases, our competitors may offer their services for free, at reduced rates or on a trial basis in order to win customers. In addition, we compete with telecommunications service providers that generally have lower voice and data costs as a result of their ownership of an underlying telecommunications network and may offer services similar to ours at reduced rates. We believe price competition could become a more significant competitive factor in the future due to competitive factors and the rapidly changing marketplace for our services. We have reduced our pricing to retain existing customers in certain circumstances and expect we may be required to further reduce our pricing in the future. If we are unable to offset any pricing declines through increased volumes or decreases in our costs, our results of operations could be adversely affected.

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

If we fail to establish and maintain strategic reseller relationships, our revenues may not grow or may decline.

We believe that our ability to increase the sales of our services depends in part upon maintaining and strengthening reseller relationships with our current strategic partners and any future strategic partners. We depend on strategic relationships with third-party resellers and distributors in order to reach a larger customer base than we can reach through our direct sales and marketing efforts, including in international markets. For example, we recently announced multi-year strategic alliances with leading international telecommunications services companies, including Deutsche Telekom and eircom, who will offer some or all of our virtual meeting solutions to their customers. We can offer no assurances that any such existing or future strategic relationship will perform to our expectations. Because these relationships may involve revenue sharing, if our strategic relationships do not produce the revenues we anticipate, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs. In addition, these relationships may not generate enough revenue to offset the resources used to develop the relationships. Some of these third parties offer products from several different companies, including products that compete with our products. In addition, some of these relationships are in the early stage, and we cannot control whether these third parties devote adequate resources to promote and sell our products. These relationships may also impede our ability to enter into other desirable strategic relationships.

We have also established reseller arrangements with a number of other companies pursuant to which we resell third-party web conferencing services, including with some of the companies listed in our “Competition” section of this annual report, which offer competing services to our virtual meeting solutions. These third-parties may cease to offer some or all of their services or our services, pursue other relationships with our competitors, choose to increase their emphasis on their own offerings competitive to us or attempt to develop or acquire products or services that compete with us. In addition, these third parties may choose to terminate their relationship with us as our reseller agreements generally allow termination without penalty. For example, we recently received a notice of termination for convenience from one of these companies. Our results of operations could be adversely affected if we are unable to offset the loss of any revenue generated from any of these relationships upon their termination through growth in our virtual meeting solutions or the establishment of relationships with other resellers offering similar services.

In addition, many of our resellers and distributors have multiple strategic relationships and may not regard us as significant for their businesses. If we are unable to leverage the strength of our strategic reseller relationships to generate additional revenues, our revenues may not grow or may decline.

Continuing challenging and uncertain global economic conditions could adversely affect our business and financial results.

Our business trends and revenue growth continue to be affected by the challenging and uncertain global economic climate, higher global unemployment and lower global business activity. These difficult economic conditions and the uncertainty about future economic conditions may adversely affect our customers’ level of spending, ability to obtain financing for purchases, ability to make timely payments to us for our services and adoption of new technologies, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, lead to increased price competition and adversely affect our results of operations.

Price increases from our telecommunications service providers or our inability to efficiently utilize or re-negotiate pricing or minimum purchase requirements in these agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain voice and data services on favorable terms from telecommunications service providers. The total amount of our minimum purchase requirements in 2012 was approximately $28.5 million, and we incurred telecommunications costs in excess of these minimums. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $7.4 million, $2.0 million and $0.3 million for 2013, 2014 and 2015, respectively. In addition, certain circuits and colocation services that we purchase are subject to term requirements, including penalties for early termination. These service providers are not obligated to renew these agreements or offer the same or lower rates in the future, and these agreements may be subject to termination or modification for reasons outside of our control. Other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements or re-negotiate at competitive pricing without such minimums. If we are unable to obtain telecommunications services on favorable terms or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Interruption in third-party services that we use could result in service delays and disruptions, a loss of significant customers and revenues or an increase in costs.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and web-based services on favorable terms from traditional and VoIP telecommunications service providers, local exchange carriers, financial systems hosting providers and Internet service providers. We do not own a telecommunications network and host a significant portion of our financial systems through third-parties. As a result, we depend on a variety of third-party providers for voice and data services, financial systems and Internet access. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, in September 2012, we experienced a service interruption as a result of one of our primary underlying carrier’s network outage, which necessitated that we transition our traffic to more expensive backup networks. In addition, we have experienced service interruptions as a result of our expanded international coverage access points and increased traffic volumes. Any interruptions in the delivery of our services due to third-party outages could undermine confidence in our services and cause us to lose customers or harm our reputation, which would make attracting new customers more difficult. In addition, because many of our services are critical to our customers, any significant interruption in service could result in losses to customers. Although our customer contracts generally limit our liability for service failures and exclude liability for consequential damages, a court might not enforce these provisions, which could expose us to financial loss. Further, we often provide our customers with service level commitments, which if not met, may obligate us to provide service credits or other compensation to our customers or allow customers to terminate or renegotiate their contracts, which could negatively affect our results.

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

We currently maintain facilities with network infrastructure and telecommunications equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time, and we may experience downtime in the future. For example, in 2012, we again expanded our presence in colocation facilities. While our global expansion provides us with greater geographic diversity, it also can increase the complexity of managing and configuring our network. Although we believe that we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services, service interruptions could still occur and result in the loss of significant customers, which could cause us to lose revenues. While we maintain business interruption insurance, it may not cover all outages and we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

Disruption to our customers’ businesses may negatively impact our business and financial results.

Disruption to our customers’ businesses may affect our revenues. The number of business days within a financial reporting period affects our business and results of operations. If a natural disaster or other major event significantly disrupts our customers’ businesses, even if our infrastructure is unaffected, it could impact our revenues. For example, Hurricane Sandy impacted the businesses of many of our customers in the northeastern United States, which led to lower revenues in the fourth quarter of 2012 than we anticipated.

If we fail to increase our network capacity to meet customer demands, the quality of our service offerings may suffer.

We continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer, and we may lose customers.

Technological obsolescence of our equipment or systems could result in substantial capital expenditures.

Technological advances may result in the development of new or changing industry standards, which could cause our equipment or systems to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment. For example, we have significantly increased our number of VoIP ports on a global basis. In addition, new standards could be introduced in the future that may require us to upgrade our media servers in certain regions around the world to enable us to more effectively meet our requirements and grow our business.

Security and privacy breaches of the security measures we employ to protect our customers’ confidential information and undetected errors in our software may have an adverse impact on the use of our services.

Despite the security measures we have taken to protect our customers’ confidential information, such as customers’ business, credit card or other personally identifiable information, transmitted over the Internet and public networks, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If someone is able to circumvent our security measures, they could misappropriate our customers’ or our proprietary information or cause an interruption in our operations. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Actual or perceived security breaches could damage our reputation, expose us to a risk of loss or liability and result in a loss of confidence in the security of our services that could potentially have an adverse effect on our business. For example, our customers may be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our customers’ computers. We may be required to make additional significant investments in efforts to protect against and remedy these types of security breaches. These issues are likely to become more difficult as we expand the number of places where we operate. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance, healthcare and financial services industries. Increased regulation in data privacy protections and information security obligations could impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. Some of our customers may seek to contractually impose certain data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Our solutions are complex and may contain undetected errors, defects or bugs. We face additional technical challenges because our customers use our solutions across a variety of devices and platforms and may be integrated with products and platforms developed by third parties. We have from time to time found bugs in our solutions, which is most common when we first introduce a solution or when we release new versions or enhancements, and we may detect such errors in the future. Such errors or defects could result in unanticipated downtime for our customers and delays in, loss of market acceptance of or customer satisfaction with our services, which could adversely affect our reputation, result in lost sales and harm our business and results of operations.

Our cloud-based solutions present execution and competitive risks.

Our virtual meeting solutions offered in the cloud are accessible via the web without hardware installation or software downloads present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. We also expect other companies to enter into the emerging cloud computing market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud initiatives. Our cloud-based solutions may not attract or generate sufficient usage or revenue to recoup our investments in them. If we are not successful in this new business model, our results of operations and financial condition may suffer. In addition, we may be subject to claims if customers experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods, which could have a material adverse effect on our results of operations.

As of December 31, 2012, we had $297.8 million of goodwill not subject to amortization and $7.4 million of other intangible assets, net of amortization, of which $6.2 million is subject to continuing amortization reflected in our consolidated financial statements. Goodwill is not subject to amortization but is subject to an annual impairment review. We are required to exercise significant judgment in identifying and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Any change in our key assumptions could result in an impairment charge that could materially adversely affect our results of operations and financial condition.

We may have exposure to greater than anticipated tax liabilities.

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2012 and December 31, 2011, we had reserved $2.0 million and $1.7 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. During the year ended December 31, 2012, no payments were made, and during the year ended December 31, 2011, we paid $0.3 million of tax and interest related to the settlement of state excise and sales tax contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. For example, as discussed in Note 14 to our consolidated financial statements, we were recently informed that assessments have been finalized by the State of New York relating to telecommunications franchise and gross excise taxes on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for which we have agreed to indemnify EasyLink Services International Corporation, or EasyLink in connection with our PGiSend sale.

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

To allow us to operate more efficiently and control costs, we have incurred restructuring charges related to the consolidation and streamlining of various functions of our workforce. As part of our restructuring efforts, we incurred severance costs, lease termination costs and exit costs. We may not realize the expected benefits of these initiatives and may incur additional restructuring costs in the future. In addition, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation-related costs in connection with our restructuring efforts. The complex nature of these restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or the impact of the restructuring initiatives may not be immediately apparent. We can offer no assurance that our estimates of the savings achievable by these initiatives will be realized, which could have an adverse impact on our financial condition or results of operations.

The performance of our business depends on attracting and retaining qualified key personnel.

Our performance depends on attracting and retaining key personnel, including highly skilled executive, sales, marketing personnel, customer support, product development and other technical personnel. The employment of our key personnel in the United States is at will and not subject to employment agreements. Failure to attract and retain key employees could have a material adverse effect on the performance of our business, our ability to successfully sell existing services, develop new services and our results of operations.

Risks Related to Ownership of Our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

As of December 31, 2012, we had utilized approximately $183.6 million of indebtedness, including approximately $178.1 million in borrowings and $5.5 million in letters of credit outstanding under our $375.0 million credit facility, which consists of a $250.0 million revolver, a $50.0 million Term A loan and a $75.0 million accordion feature. Although at December 31, 2012, we do not have any outstanding interest rates swaps, from time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility.

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

Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended December 31, 2012, the trading price of our common stock ranged from a high of $10.13 to a low of $7.83. The volatility of our stock price can be due to factors such as:

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

Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions and, if appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining key acquired management, employees and acquired customers;

•	difficulties in the assimilation of the operations, services and personnel of the acquired assets or company, including the need to implement controls, procedures and policies appropriate for a publicly traded company like ours;

•	outages of operations infrastructure of acquired businesses prior to transition to our infrastructure;

•	diversion of our management’s attention from other business concerns;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	incurrence of indebtedness;

•	potential adverse financial impact from failure of acquisitions to meet internal revenue and earnings expectations;

•	entry into markets in which we have little or no direct prior experience;

•	the impairment or loss of relationships with customers, resellers and strategic partners of the companies we acquired or with our customers, resellers and strategic partners as a result of the integration of acquired operations; and

•	potentially dilutive issuances of equity securities.

In addition, we have made strategic investments in a number of companies and are likely to experience similar risks in connection with these investments or any future investments, including the failure of strategic investments to perform as expected. If we fail to adequately manage these risks, the acquisitions and strategic investments may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results. In connection with the integrations of our acquisitions, we have experienced some delays in obtaining anticipated cost savings and increases in past due receivables due to delays in integrations and technology enhancements required of our infrastructure.

Indemnification claims stemming from the sale of our PGiSend business could adversely affect our results of operations.

EasyLink, the entity that purchased our PGiSend business, has made several indemnification claims, including the state telecommunications excise and corporate tax matters discussed in Note 14 to our consolidated financial statements, and may make additional claims. We will incur expenses to resolve such indemnification claims, which could harm our operating results and may divert management attention from our continuing operations. In addition, Open Text Corporation acquired EasyLink in July 2012, which may delay our ability to resolve these indemnification claims.

Risks Related to Intellectual Property

If we are unable to protect our proprietary technology and intellectual property rights, we may be unable to compete effectively or operate profitably.

To some degree, our commercial success depends on our ability to obtain, maintain and enforce intellectual property rights. We rely primarily on a combination of patents, trademarks, trade secrets, copyrights and contractual provisions to protect our proprietary technology. Our ability to continue to obtain, maintain and enforce intellectual property rights will depend upon, among other things, complex legal and factual questions, and the standards regarding the procurement and enforcement of intellectual property rights are evolving. For example, the America Invents Act of 2011 will continue to change the way patents are sought, awarded and challenged as all provisions become fully implemented this year. In addition, the laws of some foreign countries do not protect our proprietary rights to as great extent as the laws of the United States. We can offer no assurance that the protections that are in place at any given time will successfully preclude others from using similar technologies. We could incur substantial costs in enforcing our intellectual property against infringement. Even if our pending domestic and foreign patent applications should issue, the various patents may not result in a scope of protection against all competitors using similar alternative technologies. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and how much protection will be realized by any particular patent is uncertain.

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

Regulatory and legislative changes have imposed, or could impose, additional restrictions that may impact our business, including the passage of federal, state, local and international laws, rules and regulations relating to telecommunications services and to data privacy. The application of these laws and regulations to our services is often unclear, and the laws and regulations sometimes conflict with one another. Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service or utility commissions, as well as state taxing authorities.

Historically, we have viewed our conferencing services as private carrier teleconferencing services and as such we have not submitted to all regulations applicable to traditional common carrier telecommunication services in the United States. However, it is possible that the FCC may require us to submit to such regulations under the Communications Act of 1934, as amended. The extent to which our services are viewed as the provision of traditional common carrier services will affect the federal regulations with which we must comply. In addition, if telecommunications regulatory authorities disagree with our methodology or classification of our services and increase our contribution obligation to USF or conclude that our services are subject to additional regulations and requirements, we may not be able to recoup such fees from our customers, which would negatively affect our results of operations. It is possible that state regulatory authorities may also seek to require us to submit to similar regulations under various state laws and that state taxing authorities may similarly attempt to subject our conferencing solutions to their telecommunications excise tax statutes or universal service regulations and remittance requirements. We cannot predict how regulatory requirements may affect customer demand for our conferencing solutions or our existing or future competitors, as well as whether regulatory or taxing authorities will impose additional requirements, regulations, charges or taxes on the provision of certain of our services. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of state government authorities as providers of common carrier telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, fines, forfeitures, taxes, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse effect on our business, financial condition and results of operations.

Many states and foreign jurisdictions have passed laws requiring notification to consumers and to organizations that provide personal information to third parties when there is a security breach of personal data, including credit card and other personally identifiable information. Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. For example, in January 2012, the European Commission proposed sweeping changes to its data protection rules that, if enacted, would impose more stringent operational requirements on our business and significant penalties for noncompliance. Those proposed rules remain under review and may be revised further. Failure to comply with any applicable data privacy laws could subject us to litigation, damages, fines, criminal penalties, adverse publicity and other losses that could harm our business. Further, any failure by us to protect our users’ or our users’ customers or employees’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business. In addition, to the extent we may be considered a “business associate” under the HIPAA privacy and security rules, violations of these rules could subject us to criminal and civil penalties, as well as possible contractual penalties and other losses that could harm our business. Although we believe we comply with laws and regulations applicable to us, we could nevertheless be subject to litigation, fines, losses or other penalties under such laws and regulations.

Risks Related to International Operations and Expansion

There are risks inherent in international operations that could hinder our international growth strategy.

Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we have expanded into Brazil, China and India. Conducting our business internationally presents numerous inherent difficulties and risks that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

•	burdensome regulatory requirements and unexpected changes in these requirements;

•	compliance with foreign laws and regulations that may be inconsistent from country to country;

•	laws, regulations, licensing requirements and business practices that may favor local competitors or prohibit foreign ownership or investment;

•	activities by our employees, resellers or agents, especially in countries with developing economies, that are prohibited by laws and regulations such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other foreign anti-corruption laws despite our policies and procedures designed to ensure compliance with these laws;

•	antitrust and fair trade practices regulations;

•	export restrictions and controls relating to technology;

•	data privacy laws that may apply to the transmission of our customers’ data across international borders;

•	tariffs and other trade barriers;

•	difficulties in establishing and maintaining strategic reseller and distribution relationships, including in certain international markets in which we do not have a local presence;

•	difficulties in staffing and managing international operations including utilizing foreign telecommunication providers;

•	localization of our services, including translation into foreign languages and associated expenses;

•	potentially weaker protection for our intellectual property than in the United States and practical difficulties in enforcing our rights abroad;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	longer accounts receivable payment cycles and collection difficulties;

•	political and economic instability, including terrorist activity and war;

•	fluctuations in currency exchange rates;

•	potential difficulties in transferring funds generated overseas to the United States in a tax efficient manner;

•	seasonal reductions in business activity specific to certain parts of the world, including during the summer months in Europe; and

•	potentially adverse tax consequences.

We have experienced, and will likely continue to experience, losses from fluctuations in currency exchange rates.

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. The recent sovereign debt crisis in Europe has caused extreme volatility in exchange rates. We have a global presence in 25 countries and in 2012 approximately 36.0% of our consolidated net revenues and 31.5% of our operating expenses were generated in countries outside the United States. As a result, we may experience material losses in revenues and earnings from fluctuations in foreign currencies. For example, we estimate that changes in foreign currency exchange rates during 2012 negatively impacted our net revenues by approximately $4.1 million as compared to 2011. Weakening of foreign currencies relative to the U.S. Dollar will adversely affect the value of our foreign currency-denominated sales and earnings and could lead us to increase international pricing, which could potentially reduce demand for our products. We anticipate that such fluctuations will continue to impact our financial results. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” of this annual report.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our current corporate headquarters occupy approximately 65,000 square feet of office space in Atlanta, Georgia under a lease entered into by one of our subsidiaries, which is guaranteed by us and expires in August 2018. We occupy additional space of approximately 88,000 square feet in Colorado Springs, Colorado under a lease expiring in November 2020 and approximately 88,000 square feet in Olathe, Kansas under a lease expiring in November 2018.

We have also entered into facility leases for sales offices and server equipment within and outside the United States. We believe that our current facilities and office space are sufficient to meet our present needs and do not anticipate any difficulty securing additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceedings

State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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

2012	High	Low

Fourth Quarter	$ 9.97	$ 7.92
Third Quarter	$10.00	$ 8.36
Second Quarter	$10.13	$ 7.83
First Quarter	$ 9.74	$ 8.08

2011	High	Low

Fourth Quarter	$ 9.73	$ 5.60
Third Quarter	$ 9.91	$ 6.27
Second Quarter	$ 8.83	$ 7.20
First Quarter	$ 7.73	$ 5.73

The closing price of our common stock as reported on the NYSE on March 11, 2013 was $10.82. As of March 11, 2013, there were 616 record holders of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth repurchases in the fourth quarter of 2012 of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

October 1-31, 2012	107,387	$8.71	97,752	1,687,757
November 1-30, 2012	459,655	$8.47	459,655	1,228,102
December 1-31, 2012	663,683	$8.90	619,466	5,608,636
Total	1,230,725	$8.72	1,176,873	5,608,636

(1)	The total number of shares purchased includes shares purchased pursuant to our stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 9,635 shares and 44,217 shares for the months of October and December 2012, respectively, which do not count against shares authorized under our stock repurchase programs.

(2)	In July 2011, our board of directors authorized, and we announced, a stock repurchase program under which we could purchase up to 5.0 million shares of our common stock. Through December 31, 2012, we had repurchased 4,391,364 shares pursuant to this stock repurchase program. The remaining approximately 600,000 shares currently available pursuant to that plan continue to be available for repurchase.

As previously announced, in December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of December 31, 2012, we had not repurchased any shares pursuant to this new stock repurchase program.

Stock Performance Graph

The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500 Composite Stock Price Index and the S&P 500 Software & Services Index for the period beginning December 31, 2007 and ending December 31, 2012. The graph assumes an investment in our common stock, the S&P 500 and the S&P 500 Software & Services Index of $100 on December 31, 2007, and reinvestment of dividends. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Premiere Global Services, Inc., the S&P 500 Index, and S&P 500 Software & Services

$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Premiere Global Services, Inc.
S&P 500
S&P 500 Software & Services

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Premiere Global Services, Inc.	100.00	57.98	55.56	45.79	57.04	65.86
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P 500 Software & Services Index	100.00	61.28	96.67	103.53	108.13	127.46

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data

The following table contains selected consolidated financial data as of and for the years ended December 31, 2008 through December 31, 2012. Our results of operations include net revenues and associated costs for all acquisitions from the effective date of each acquisition and exclude the effect of current and prior period discontinued operations, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2012	2011	2010	2009	2008

Statements of Operations Data:
Net revenues	$505,281	$473,834	$441,753	$453,962	$ 443,272
Operating income	41,426	35,956	20,981	45,370	78,079
Income from continuing operations attributable to common and common equivalent shares for:
—basic earnings per share	28,055	16,888	8,966	25,758	41,383
—diluted earnings per share	28,055	16,888	8,966	25,758	41,383
Income from continuing operations per common and common equivalent shares for:
—basic (1)	$ 0.59	$ 0.34	$ 0.15	$ 0.44	$ 0.70
—diluted (1)	$ 0.58	$ 0.34	$ 0.15	$ 0.43	$ 0.68

(Loss) income from discontinued operations	(465)	4,546	(4,135)	(12,149)	(5,280)
Net income attributable to common and common equivalent shares for:
—basic earnings per share	27,590	21,434	4,831	13,609	36,103
—diluted earnings per share	27,590	21,434	4,831	13,609	36,103
Net income per common and common equivalent shares for:
—basic (1)	$ 0.58	$ 0.43	$ 0.08	$ 0.23	$ 0.61
—diluted (1)	$ 0.57	$ 0.43	$ 0.08	$ 0.23	$ 0.60
Shares used in computing income from continuing operations and earnings per common and common equivalent shares for:
—basic	47,596	49,619	58,009	58,823	59,356
—diluted	48,092	49,971	58,355	59,310	60,477

Balance Sheets Data (at year end):
Cash and equivalents	$ 20,976	$ 32,033	$ 15,101	$ 41,402	$ 27,535
Working capital	35,594	38,607	22,512	46,444	42,896
Total assets	545,803	542,821	541,657	681,539	666,137
Total debt	182,969	199,808	183,744	266,523	271,489
Total shareholders' equity	252,204	243,737	242,015	281,042	253,834

(1)	Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period from unvested restricted shares, stock options and warrants (using the treasury stock method).
23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PGi has been a global leader in virtual meetings for over 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice, mobile, web streaming and file sharing technologies. PGi solutions are available via desktops, tablets and mobile devices, helping businesses worldwide be more productive, mobile and environmentally responsible. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

During 2012, we continued our strategy to transition PGi to a SaaS company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions, iMeet and GlobalMeet. Our continuing operations reflect only our meeting solutions. As a result and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

Key highlights of our financial and strategic accomplishments for 2012 include:

•	Generated nearly 7% growth in our net revenues over 2011, despite a negative impact of approximately 1% from fluctuations in foreign currency exchange rates;

•	More than doubled our revenue run-rate from iMeet and GlobalMeet – exiting the year with an annual revenue run-rate of nearly $23 million from these products;

•	Repurchased nearly 3.2 million shares of our common stock in the open market under our prior board-approved stock repurchase plan at an average price of $8.81 per share, representing an aggregate total of approximately $27.9 million in value returned to our shareholders; and

•	Established a new open market share repurchase program for up to 5.0 million shares of our common stock.

Our primary corporate objectives in 2013 are focused on continuing to:

•	Expand our global distribution through an increase in our direct sales headcount, as well as new agents, resellers and strategic alliances with carriers worldwide, in order to further our market reach and accelerate customer awareness and adoption of iMeet and GlobalMeet;
•	Develop and release additional upgrades and enhancements to iMeet and GlobalMeet to increase their functionality, improve their competitive positioning and grow their market opportunities; and
•	Transition our audio-only customers to our more integrated, online meeting solutions that provide a richer, more productive user experience.

We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.

In 2012, approximately 36% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during 2012 negatively impacted our net revenues by approximately $4.1 million as compared to 2011.

We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease of the average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $505.3 million in 2012 as compared to $473.8 million in 2011, primarily due to our volume growth.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of December 31, 2012, borrowings under our $375.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $183.6 million. See “Capital Resources” for a description of our credit facility.

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

Results of Operations

The following table presents the percentage relationship of our consolidated statements of operations line items to our consolidated net revenues for the periods indicated:

	Years Ended December 31,
	2012	2011	2010

Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42.6	41.3	40.5
Selling and marketing	25.9	28.3	27.6
General and administrative (exclusive of expenses shown separately below)	12.5	12.1	13.3
Research and development	2.8	2.4	3.2
Excise tax expense	0.1	0.1	0.1
Depreciation	6.4	6.5	5.9
Amortization	0.8	1.3	1.7
Restructuring costs	0.1	0.2	2.8
Asset impairments	0.2	0.1	0.1
Net legal settlements and related expenses	0.4	0.1	0.2
Total operating expenses	91.8	92.4	95.3
Operating income	8.2	7.6	4.7

Other (expense) income
Interest expense	(1.4)	(2.1)	(2.4)
Unrealized gain on change in fair value of interest rate swaps	—	—	0.3
Interest income	0.0	0.0	0.0
Other, net	(0.2)	(0.1)	(0.2)
Total other (expense)	(1.6)	(2.2)	(2.4)

Income from continuing operations before income taxes	6.6	5.4	2.4
Income tax expense	1.1	1.8	0.3
Net income from continuing operations	5.6	3.6	2.0

(Loss) income from discontinued operations, net of taxes	(0.1)	1.0	(0.9)

Net income	5.5%	4.5%	1.1%

Net Revenues

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%

Net revenues:
North America	$336,836	$316,231	$303,906	20,605	6.5	12,325	4.1
Europe	105,488	97,986	85,342	7,502	7.7	12,644	14.8
Asia Pacific	62,957	59,617	52,505	3,340	5.6	7,112	13.5
Consolidated	$505,281	$473,834	$441,753	31,447	6.6	32,081	7.3

Operating income (1):
North America	$9,853	$1,849	$(4,369)	8,004	432.9	6,218	142.3
Europe	27,279	26,739	20,318	540	2.0	6,421	31.6
Asia Pacific	4,294	7,368	5,032	(3,074)	(41.7)	2,336	46.4
Consolidated	$41,426	$35,956	$20,981	5,470	15.2	14,975	71.4

Percent of net revenues:
North America	66.6%	66.7%	68.8%
Europe	20.9%	20.7%	19.3%
Asia Pacific	12.5%	12.6%	11.9%
Consolidated	100.0%	100.0%	100.0%

(1)	“Operating income,” as presented, is inclusive of “Restructuring costs,” “Asset impairments” and “Net legal settlements and related expenses.” The inclusion of these categories in the aggregate resulted in a decrease to “Operating income” of $1.7 million for 2012 as compared to 2011. For additional details, refer to the following tables and explanations.

The following table details the changes in net revenues from the year ended December 31, 2010 to the year ended December 31, 2012 (in thousands):

	Consolidated	North America	Europe	Asia Pacific

2010	$441,753	$303,906	$85,342	$52,505
Change in volume	90,864	43,048	35,527	12,289
Change in selling prices	(67,297)	(31,298)	(26,229)	(9,770)
Impact of fluctuations in foreign currency exchange rates	8,514	575	3,346	4,593
2011	473,834	316,231	97,986	59,617
Change in volume	112,239	72,236	26,724	13,279
Change in selling prices	(76,710)	(51,475)	(15,276)	(9,959)
Impact of fluctuations in foreign currency exchange rates	(4,082)	(156)	(3,946)	20
2012	$505,281	$336,836	$105,488	$62,957

Net revenues increased in each of our operating segments during 2012 and 2011 due to increased volume, partially offset by decreased average selling prices. These trends in volume and selling prices are primarily due to volume growth from newly acquired and existing large enterprise customers, mix of products sold and continued price reductions to existing customers. During 2012, fluctuations in foreign currency exchange rates decreased revenues in North America and Europe and did not have a significant impact in Asia Pacific. During 2011, fluctuations in foreign currency exchange rates increased revenue in each of our segments.

Cost of Revenues

	Years Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%

North America	$152,842	$141,669	$134,827	11,173	7.9	6,842	5.1
Europe	33,361	30,232	23,828	3,129	10.3	6,404	26.9
Asia Pacific	28,951	23,921	20,044	5,030	21.0	3,877	19.3
Consolidated	$215,154	$195,822	$178,699	19,332	9.9	17,123	9.6

	Years Ended December 31,
	2012	2011	2010
	% of Revenue
Cost of revenues:
North America	45.4	44.8	44.4
Europe	31.6	30.9	27.9
Asia Pacific	46.0	40.1	38.2
Consolidated	42.6	41.3	40.5

Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2012 and 2011. These increases were primarily due to volume growth in our large enterprise customer base, including increased capacity requirements, and price concessions to existing customers. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. Fluctuations in foreign currency exchange rates resulted in a decrease in consolidated cost of revenues of approximately $1.8 million in 2012 and an increase of approximately $2.8 million in 2011.

The increase in cost of revenues as a percentage of segment net revenues for all segments in 2012 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements, and price concessions to existing customers. Increases in North America and Europe were mitigated by growth in sales of our higher margin, virtual meeting solutions. In Asia Pacific, the increase in cost of revenue was also driven by an increase in lower margin third-party sales. Fluctuations in foreign currency exchange rates resulted in decreased cost of revenue in Europe of $1.6 million and did not have a significant impact in North America or Asia Pacific in 2012.

The increase in cost of revenues as a percentage of segment net revenues in North America and Asia Pacific during 2011 was attributable primarily to revenue growth from lower margin large enterprise customers. In Europe, the increase in cost of revenue was driven by an increase in lower margin third-party sales. Fluctuations in foreign currency exchange rates resulted in increased cost of revenues in North America, Europe and Asia Pacific of $0.2 million, $0.9 million and $1.7 million, respectively, in 2011.

Selling and Marketing Expenses

	Years Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%

North America	$81,397	$87,732	$78,860	(6,335)	(7.2)	8,872	11.3
Europe	30,816	28,084	25,945	2,732	9.7	2,139	8.2
Asia Pacific	18,418	18,202	17,229	216	1.2	973	5.6
Consolidated	$130,631	$134,018	$122,034	(3,387)	(2.5)	11,984	9.8

	Years Ended December 31,
	2012	2011	2010
	% of Revenue
Selling and marketing expenses:
North America	24.2	27.7	25.9
Europe	29.2	28.7	30.4
Asia Pacific	29.3	30.5	32.8
Consolidated	25.9	28.3	27.6

Selling and marketing expense in North America decreased in 2012 primarily due to costs related to the launch of our iMeet and GlobalMeet services in 2011. The increase in Europe in 2012 was primarily attributable to higher personnel-related costs, partially offset by the impact of foreign currency rates, which resulted in decreased selling and marketing expense of $1.5 million.

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

General and Administrative Expenses

	Years Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%

North America	$46,076	$41,331	$42,385	4,745	11.5	(1,054)	(2.5)
Europe	8,582	8,006	9,041	576	7.2	(1,035)	(11.4)
Asia Pacific	8,754	7,839	7,150	915	11.7	689	9.6
Consolidated	$63,412	$57,176	$58,576	6,236	10.9	(1,400)	(2.4)

	Years Ended December 31,
	2012	2011	2010
	% of Revenue
General and administrative expenses:
North America	13.7	13.1	13.9
Europe	8.1	8.2	10.6
Asia Pacific	13.9	13.1	13.6
Consolidated	12.5	12.1	13.3

General and administrative expenses in North America increased in 2012 primarily as a result of increased personnel-related costs and, to a lesser extent, costs incurred to improve efficiencies in internal technology. General and administrative expenses in Asia Pacific increased in 2012 primarily due to increases in bad debt expense and professional fees. General and administrative expenses in Europe increased in 2012 due to personnel-related costs and professional fees. The increases in Europe occurred despite the negative impact of $0.5 million from foreign currency exchange rates.

General and administrative expenses in North America decreased in 2011 primarily as a result of lower equity-based compensation expense. General and administrative expenses in Europe decreased in 2011 primarily as a result of decreased professional fees. General and administrative expenses in Asia Pacific increased in 2011 primarily as a result of fluctuations in foreign currency exchange rates. In 2011, fluctuations in foreign currency exchange rates did not have a material impact in North America and resulted in increased general and administrative expenses in Europe and Asia Pacific of $0.3 million and $0.7 million, respectively. General and administrative expenses as a percentage of net revenues in all of our segments decreased in 2011, primarily due to the increase in revenues in each of our segments as general and administrative costs are not directly related to fluctuations in revenues.

Research and Development Expenses

Consolidated research and development expenses as a percentage of net revenues was 2.8%, 2.4% and 3.2% in 2012, 2011 and 2010, respectively. We incurred the majority of research and development expenses in North America. Consolidated research and development expenses increased $2.8 million in 2012, primarily driven by additional resources to develop our virtual meeting solutions. Consolidated research and development expenses decreased $2.6 million in 2011, primarily a result of reduced personnel-related costs and differences in the nature of projects for that department. We were able to capitalize many of the costs incurred associated with enhancements to our virtual meeting solutions, which resulted in a higher capitalization rate of such personnel costs for 2011.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Years Ended December 31,
	2012	2011	2010

Cost of revenues	$482	$169	$237
Selling and marketing	1,340	837	1,630
Research and development	557	538	718
General and administrative	5,695	5,213	6,012
Equity-based compensation expense	8,074	6,757	8,597
Income tax benefits	(2,826)	(2,365)	(3,009)
Total equity-based compensation expense, net of tax	$5,248	$4,392	$5,588

Depreciation Expense

	Years Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%

North America	$26,901	$25,933	$22,040	968	3.7	3,893	17.7
Europe	3,369	2,949	2,375	420	14.2	574	24.2
Asia Pacific	2,212	1,949	1,565	263	13.5	384	24.5
Consolidated	$32,482	$30,831	$25,980	1,651	5.4	4,851	18.7

	Years Ended December 31,
	2012	2011	2010
	% of Revenue
Depreciation expense:
North America	8.0	8.2	7.3
Europe	3.2	3.0	2.8
Asia Pacific	3.5	3.3	3.0
Consolidated	6.4	6.5	5.9

Consolidated depreciation expense increased in each of 2011 and 2012 as a result of increases in our productive asset base.

Amortization Expense

	Years Ended December 31,			Change from 2011 to 2012		Change from 2010 to 2011
	2012	2011	2010	$	%	$	%

North America	$2,716	$4,465	$5,552	(1,749)	(39.2)	(1,087)	(19.6)
Europe	1,265	1,640	1,560	(375)	(22.9)	80	5.1
Asia Pacific	—	260	274	(260)	(100.0)	(14)	(5.1)
Consolidated	$3,981	$6,365	$7,386	(2,384)	(37.5)	(1,021)	(13.8)

	Years Ended December 31,
	2012	2011	2010
	% of Revenue
Amortization expense:
North America	0.8	1.4	1.8
Europe	1.2	1.7	1.8
Asia Pacific	0.0	0.4	0.5
Consolidated	0.8	1.3	1.7

Consolidated amortization expense decreased in 2012 and 2011 primarily as a result of customer lists and non-compete intangible assets from acquisitions in North America and Europe that have become fully amortized.

Restructuring Costs

Consolidated restructuring costs from continuing operations were $0.6 million, $0.8 million and $12.3 million in 2012, 2011 and 2010, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. The discussion below includes costs related to our continuing and discontinued operations.

Realignment of Workforce – 2012

During 2012, we recorded restructuring expense of $0.6 million, which consisted of severance costs in 2012, net of adjustments of ($1.3) million relating primarily to existing reserves for lease termination cost in prior years, as detailed below. For the 2012 realignment, we recorded $1.9 million of severance costs and eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.3 million in Asia Pacific. Our reserve for the 2012 realignment was $0.5 million at December 31, 2012, which we anticipate will be paid within a year.

Realignment of Workforce – 2011

During 2011, we eliminated approximately 30 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $1.5 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in North America, which was recorded during 2012. There is no remaining reserve for the 2011 realignment at December 31, 2012.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment was $0.2 million at December 31, 2012, including $0.1 million for lease termination costs and $0.1 million for severance costs. We anticipate the severance costs and the lease termination costs will be paid within a year.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. During 2012, we recorded an adjustment to reduce severance and exit costs by $0.1 million in North America and updated assumptions regarding lease termination costs, resulting in a $1.1 million benefit in North America, which is also included in the cumulative cost related to the 2009 realignment presented above. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.4 million at December 31, 2012. We anticipate these costs will be paid within the next three years.

Net Legal Settlements and Related Expenses

Net legal settlements and related expenses were $2.0 million, $0.5 million and $1.0 million in 2012, 2011 and 2010, respectively. Net legal settlements and related expenses fluctuate year to year based on the status of various litigation matters and claims. During 2012, the increase in net legal settlements and related expenses were primarily attributable to the settlement of a contractual dispute with a third-party software systems integrator.

Interest Expense

The majority of our interest expense from continuing operations is incurred in North America and was $7.2 million, $10.0 million and $10.8 million in 2012, 2011 and 2010, respectively. Interest expense decreased during 2012 primarily as a result of amending our credit facility in December 2011. This amendment resulted in lower interest rates and lower debt issuance costs to be amortized over the life of the credit facility. Interest expense was also lower in 2012 due to lower debt outstanding. Interest expense decreased during 2011 primarily as a result of decreased debt outstanding. The weighted-average outstanding balance on our credit facility was $192.9 million, $197.2 million and $247.9 million during 2012, 2011 and 2010, respectively. The decrease in our weighted-average debt outstanding in 2011 was attributable to our continued efforts to reduce our outstanding debt, including by using a portion of the proceeds from our PGiSend sale in 2010.

Unrealized Gain on Change in Fair Value of Interest Rate Swaps

In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. Our $100.0 million interest rate swap, which had a fixed rate of 4.99%, expired in August 2009, and our remaining interest rate swap expired in August 2010. As of December 31, 2012, we do not have any outstanding interest rate swaps.

We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as cash flow hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility in May 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated were recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to a gain of $1.2 million in 2010.

Other, Net

Other, net was a loss of $0.8 million, $0.6 million, and $1.1 million in 2012, 2011 and 2010, respectively. Other, net was comprised primarily of foreign currency exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated payables and receivables into their respective functional currency.

Income Taxes

Income tax expense for the years ended December 31, 2012, 2011 and 2010 from continuing operations was $5.4 million, $8.6 million and $1.5 million, respectively. The decrease in income tax expense between 2012 and 2011 was primarily related to the net benefits from foreign tax credits. The increase in income tax expense between 2011 and 2010 was primarily related to the increase in income from continuing operations in 2011, an increase in state income tax expense in 2011 and the impact of establishing a reserve for contingencies associated with certain foreign operations in 2011.

As of December 31, 2012 and 2011, we had $5.4 million and $3.4 million, respectively, of unrecognized tax benefits. If recognized, unrecognized tax benefits of $4.1 million and $2.5 million as of December 31, 2012 and 2011, respectively, would affect our annual effective tax rate.

Discontinued Operations

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010

Net revenue from discontinued operations	$—	$8,735	$111,830

Operating (loss) income	(453)	(1,768)	12,352
Interest expense	(271)	(686)	(1,256)
Gain (loss) on disposal	9	(298)	(12,317)
Income tax benefit (expense)	250	7,298	(2,914)
(Loss) income from discontinued operations, net of taxes	$(465)	$4,546	$(4,135)

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

The results of discontinued operations for 2011 include an income tax benefit of $7.3 million. This benefit includes approximately $6.0 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale.

The results of discontinued operations for 2012 related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with the PGiSend sale.

Maritime Notification and Reminder Solutions

During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. This disposal group consisted of all customers using these non-conferencing, ship-to-shore communication services targeted specifically toward shipping vessels that we resell through our Japanese subsidiary. As of December 31, 2011, this disposal was completed, and no assets or liabilities of the disposal group remain.

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

Liquidity and Capital Resources

Cash Provided by Operating Activities

Consolidated operating cash flows from continuing operations were $70.5 million, $58.7 million and $47.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net cash provided by operating activities was primarily attributable to an increase in net income from continuing operations for each of the years ended December 31, 2012 and 2011.

Cash (Used in) Provided by Investing Activities

Consolidated investing activities from continuing operations used cash of $33.6 million and $29.9 million for the years ended December 31, 2012 and 2011, respectively, and provided cash of $17.8 million for the year ended December 31, 2010. The principal uses of cash in investing activities in 2012 included $32.3 million of capital expenditures and $1.0 million invested in a privately-held cloud service marketplace company. The principal uses of cash in investing activities in 2011 included $30.1 million of capital expenditures and $1.0 million invested in a privately-held conferencing company, partially offset by $1.3 million of working capital settlements related to our PGiSend sale. Cash provided by investing activities for 2010 was primarily related to our PGiSend sale, partially offset by $32.9 million of capital expenditures.

Cash Used in Financing Activities

Consolidated financing activities from continuing operations used cash of $47.4 million, $9.5 million and $102.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The primary uses of cash for financing activities in 2012 included $29.9 million in treasury stock purchases and $18.7 million of net payments on borrowing arrangements. The primary uses of cash for financing activities in 2011 included $23.9 million in treasury stock purchases and $1.5 million of debt issuance cost, partially offset by $15.2 million of net proceeds from borrowing arrangements. The primary uses of cash for financing activities in 2010 included $61.6 million in treasury stock purchases, including an aggregate of $59.4 million for stock and transaction fees related to our tender offer and $41.8 million of net payments on borrowing arrangements.

Off-balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and Contingencies

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Amounts committed	2013	2014	2015	2016	2017	There- after

Contractual obligation:
Current borrowings on credit facility	$178,062	$—	$—	$—	$178,062	$—	$—
Operating leases	82,160	16,413	14,156	11,843	10,914	10,725	18,109
Telecommunications service agreements	9,631	7,396	1,963	263	9	—	—
Restructuring costs	1,190	1,059	98	33	—	—	—
Capital leases and interest	5,393	3,564	923	653	253	—	—
Credit facility commitment fees and interest	16,864	5,245	4,624	3,870	3,125	—	—
Asset retirement obligation	1,194	431	119	86	428	—	130
Acquisitions	25	25	—	—	—	—	—
	$294,519	$34,133	$21,883	$16,748	$192,791	$10,725	$18,239

The table above excludes $5.4 million of uncertain tax positions because we are unable to determine when, or if, payment of these amounts will be made.

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the year ended December 31, 2012 no payments were made, and during the year ended December 31, 2011 we paid $0.3 million, respectively, of tax and interest related to the settlement of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2012 and December 31, 2011, we had reserved $2.0 million and $1.7 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Capital Resources

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, six, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at December 31, 2012 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2012, was 2.75%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2012, the rate applied to the unused portion of our credit facility was 0.4%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At December 31, 2012, we were in compliance with the covenants under our credit facility.

At December 31, 2012, we have utilized $183.6 million of our $375.0 million credit facility, with $178.1 million in borrowings and $5.5 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2012, we have no outstanding interest rate swaps.

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

Liquidity

As of December 31, 2012, we had $21.0 million in cash and equivalents compared to $32.0 million as of December 31, 2011. Cash balances residing outside of the United States as of December 31, 2012 were $18.6 million compared to $30.6 million as of December 31, 2011. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.

At December 31, 2012, we had $116.4 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We generated positive operating cash flows from each of our geographic segments for the year ended December 31, 2012. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured.  Revenues from continuing operations consist primarily of usage fees generally based on per minute, and prior to our discontinued reclassifications, per fax page or per transaction methods.  To a lesser extent, we charge subscription-based and license fees and have fixed-period minimum revenue commitments.  Revenues related to our virtual meeting solutions primarily consist of usage fees which are recognized ratably over the contracted term of the agreement.  These revenues may also include set-up fees and maintenance and update fees, which are typically also recognized ratably over the life of the contract.  Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.  Deferred revenue consists of payments made by customers in advance of the time services are rendered.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Uncollectible Accounts Receivable

Prior to the recognition of revenue, we make a decision that collectability is reasonably assured. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $75.1 million and $72.5 million, net of allowance for uncollectible accounts receivable of $0.8 million and $0.6 million, as of December 31, 2012 and 2011, respectively. If the financial condition of our customers were to deteriorate, resulting in impairment to their ability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

We evaluate intangible assets and long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include but are not limited to the following:

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

Goodwill is not subject to amortization, but is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified.  Our reporting units are our operating segments, North America, Europe and Asia Pacific. We utilize December 31 as our annual date to perform the assessment and adopted the qualitative goodwill impairment assessment standard, applied as of December 31, 2012.  Under this standard, management qualitatively evaluates whether it is more likely than not that goodwill is impaired. If we qualitatively conclude it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed with the quantitative two-step impairment assessment.  Based on our assessment this year, we qualitatively concluded it was more likely than not that the fair value of our North America and Europe reporting units substantially exceeded their respective carrying values, and thus no quantitative assessment was required.  For our Asia Pacific reporting unit, we were unable to conclude that it was more likely than not that fair value exceeded carrying value as a result of the qualitative analysis.  Therefore, step one of the quantitative impairment test was performed for our Asia Pacific reporting unit, with estimated fair value exceeding carrying value by more than 20%.

Other intangible assets with finite lives continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets, and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets and goodwill totaled $305.2 million and $306.6 million as of December 31, 2012 and 2011, respectively. Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

Income taxes are determined under the asset and liability method as required by Accounting Standards Codification, or ASC, 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using existing tax rates expected to apply to taxable income in the years in which those temporary items are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the income tax provision in our consolidated statements of operations.

We have established valuation allowances of $26.6 million at December 31, 2012 and $24.1 million at December 31, 2011. Our valuation allowance at December 31, 2012 primarily relates to certain federal and state capital loss carryforwards and foreign and state net operating losses. Current evidence suggests we will not realize sufficient taxable income of the appropriate character on a jurisdictional basis within the carryforward period to allow us to realize the deferred tax benefits for which we have established a valuation allowance. Net of these valuation allowances, our deferred tax asset as of December 31, 2012 was $4.2 million and our net deferred tax asset as of December 31, 2011 was $1.6 million. We believe that we will generate sufficient taxable income in the future to realize the tax benefits related to all other deferred tax assets in our consolidated balance sheets.

We establish reserves against some or all of the tax benefits of any of our tax positions at the time we determine that the positions become uncertain. For purposes of evaluation of whether or a not a position is uncertain, we presume that the tax position will be examined by the relevant taxing authority and that the taxing authority has full knowledge of all relevant information. The total amount of unrecognized tax benefits at December 31, 2012 and 2011 was $5.4 million and $3.4 million, respectively. Upon resolution, unrecognized tax benefits of $4.1 million and $2.5 million as of December 31, 2012 and 2011, respectively, would affect our annual effective tax rate.

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

Legal Contingencies

We are involved in certain litigation matters and are subject to claims as disclosed in Part I Item 3, “Legal Proceedings” and Note 14 to our consolidated financial statements in this annual report. We accrue an estimate for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Our estimates are subject to change, and we adjust the financial impact in the period in which such matters are resolved.

New and Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which modifies the process of testing goodwill for impairment. The update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of a reporting unit is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for public companies for fiscal years beginning on or after December 15, 2011. We applied this guidance effective with our 2012 annual goodwill impairment test. See further discussion in Note 2 to our consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities,” which amends certain provisions in ASC 210 “Balance Sheet.” Subsequently in January 2013, the FASB issued ASU No. 2013-01 which amends the scope of ASU No. 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends certain provisions in ASC 220 “Comprehensive Income.” These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, as of December 31, 2012, we had no outstanding swaps.

At December 31, 2012, we had borrowings of approximately $178.1 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.8 million based on our December 31, 2012 debt level.

We generated approximately 36.0% of our consolidated net revenues and 31.5% of our operating expenses in countries outside of the United States in 2012. Additionally, we have foreign currency denominated debt as part of our credit facility. At December 31, 2012, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues for 2012 by approximately $18.2 million, operating expenses for 2012 by approximately $14.6 million and outstanding debt by approximately $0.4 million. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

Premiere Global Servies, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Global Services, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Premiere Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2013

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(in thousands, except share data)

ASSETS	2012	2011

CURRENT ASSETS
Cash and equivalents	$20,976	$32,033
Accounts receivable (less allowances of $834 and $613, respectively)	75,149	72,518
Prepaid expenses and other current assets	18,245	13,906
Income taxes receivable	1,272	1,739
Deferred income taxes, net	9,852	1,090
Total current assets	125,494	121,286

PROPERTY AND EQUIPMENT, NET	104,613	103,449

OTHER ASSETS
Goodwill	297,773	295,690
Intangibles, net of amortization	7,384	10,906
Deferred income taxes, net	2,597	3,474
Other assets	7,942	8,016
Total assets	$545,803	$542,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$48,166	$42,589
Income taxes payable	1,116	962
Accrued taxes, other than income taxes	4,333	3,611
Accrued expenses	32,093	28,999
Current maturities of long-term debt and capital lease obligations	3,137	3,845
Accrued restructuring costs	1,040	2,287
Deferred income taxes, net	15	386
Total current liabilities	89,900	82,679

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	179,832	195,963
Accrued restructuring costs	117	1,410
Accrued expenses	15,541	16,435
Deferred income taxes, net	8,209	2,597
Total long-term liabilities	203,699	216,405

COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 47,745,592 and 50,144,703 shares issued and outstanding, respectively	477	501
Additional paid-in capital	453,621	475,013
Accumulated other comprehensive gain	13,102	10,809
Accumulated deficit	(214,996)	(242,586)
Total shareholders’ equity	252,204	243,737
Total liabilities and shareholders’ equity	$545,803	$542,821

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(in thousands, except per share data)

	2012	2011	2010

Net revenues	$505,281	$473,834	$441,753

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	215,154	195,822	178,699
Selling and marketing	130,631	134,018	122,034
General and administrative (exclusive of expenses shown separately below)	63,412	57,176	58,576
Research and development	14,349	11,521	14,136
Excise and sales tax expense	321	352	439
Depreciation	32,482	30,831	25,980
Amortization	3,981	6,365	7,386
Restructuring costs	612	847	12,257
Asset impairments	879	456	290
Net legal settlements and related expenses	2,034	490	975
Total operating expenses	463,855	437,878	420,772

Operating income	41,426	35,956	20,981

Other (expense) income
Interest expense	(7,167)	(9,954)	(10,785)
Unrealized gain on change in fair value of interest rate swaps	—	—	1,228
Interest income	49	46	157
Other, net	(808)	(574)	(1,075)
Total other expense	(7,926)	(10,482)	(10,475)

Income from continuing operations before income taxes	33,500	25,474	10,506
Income tax expense	5,445	8,586	1,540
Net income from continuing operations	28,055	16,888	8,966

(Loss) income from discontinued operations, net of taxes	(465)	4,546	(4,135)

Net income	$27,590	$21,434	$4,831

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	47,596	49,619	58,009

Basic net income (loss) per share
Continuing operations	$0.59	$0.34	$0.15
Discontinued operations	(0.01)	0.09	(0.07)
Net income per share	$0.58	$0.43	$0.08

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	48,092	49,971	58,355

Diluted net income (loss) per share
Continuing operations	$0.58	$0.34	$0.15
Discontinued operations	(0.01)	0.09	(0.07)
Net income per share	$0.57	$0.43	$0.08

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31

(in thousands)

	2012	2011	2010

Net income	$27,590	$21,434	$4,831

Other comprehensive income (loss):
Change in unrealized gain, derivatives (net of tax of $0, $0 and $847, respectively)	—	—	1,009
Write-off of cumulative translation adjustments, net of tax	—	—	4,676
Translation adjustments	2,293	(2,870)	1,777
Total other comprehensive income (loss)	2,293	(2,870)	7,462

Comprehensive income	$29,883	$18,564	$12,293

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31,

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2009	$594	$544,896	$(1,814)	$(268,851)	$6,217	$281,042

Net income	—	—	—	4,831	—	4,831
Write-off of cumulative translation adjustments, net of taxes	—	—	—	—	4,676	4,676
Translation adjustments	—	—	—	—	1,777	1,777
Change in unrealized gain, derivatives, net of taxes	—	—	—	—	1,009	1,009
Equity-based compensation	—	8,581	—	—	—	8,581
Treasury stock purchase and retirement	(81)	(59,261)	—	—	—	(59,342)
Redemption of restricted shares, net	10	(1,832)	—	—	—	(1,822)
Income tax deficiency from equity awards	—	(551)	—	—	—	(551)
Payments and interest related to notes receivable, shareholder	—	—	1,814	—	—	1,814

Balance, December 31, 2010	523	491,833	—	(264,020)	13,679	242,015

Net income	—	—	—	21,434	—	21,434
Translation adjustments	—	—	—	—	(2,870)	(2,870)
Exercise of stock options	1	613	—	—	—	614
Equity-based compensation	—	6,646	—	—	—	6,646
Treasury stock purchase and retirement	(30)	(22,036)	—	—	—	(22,066)
Redemption of restricted shares, net	7	(1,579)	—	—	—	(1,572)
Income tax deficiency from equity awards	—	(464)	—	—	—	(464)

Balance, December 31, 2011	501	475,013	—	(242,586)	10,809	243,737

Net income	—	—	—	27,590	—	27,590
Translation adjustments	—	—	—	—	2,293	2,293
Exercise of stock options	1	931	—	—	—	932
Equity-based compensation	—	7,892	—	—	—	7,892
Treasury stock purchase and retirement	(32)	(27,860)	—	—	—	(27,892)
Redemption of restricted shares, net	7	(2,266)	—	—	—	(2,259)
Income tax deficiency from equity awards	—	(89)	—	—	—	(89)

Balance, December 31, 2012	$477	$453,621	$—	$(214,996)	$13,102	$252,204

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,590	$21,434	$4,831
Loss (income) from discontinued operations, net of taxes	465	(4,546)	4,135
Income from continuing operations	28,055	16,888	8,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,482	30,831	25,980
Amortization	3,981	6,365	7,386
Amortization of debt issuance costs	592	926	917
Write-off of unamortized debt issuance costs	—	743	161
Net legal settlements and related expenses	2,034	399	659
Payments for legal settlements and related expenses	(1,512)	(246)	(417)
Deferred income taxes	(4,322)	2,814	(3,448)
Restructuring costs	612	847	12,257
Payments for restructuring costs	(3,213)	(6,779)	(9,537)
Asset impairments	879	456	290
Equity-based compensation	8,074	6,757	8,597
Excess tax benefits from share-based payment arrangements	(367)	—	—
Unrealized gain on change in fair value of interest rate swaps	—	—	(1,228)
Provision for doubtful accounts	1,089	626	855
Changes in assets and liabilities:
Accounts receivable, net	(3,581)	(8,937)	1,493
Other assets and liabilities	(3,415)	4,342	(5,752)
Accounts payable and accrued expenses	9,133	2,697	738
Net cash provided by operating activities from continuing operations	70,521	58,729	47,917
Net cash (used in) provided by operating activities from discontinued operations	(672)	(792)	17,901
Net cash provided by operating activities	69,849	57,937	65,818

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(32,338)	(30,100)	(32,868)
Other investing activities	(1,273)	(1,709)	(581)
Business dispositions	—	1,902	51,281
Net cash (used in) provided by investing activities from continuing operations	(33,611)	(29,907)	17,832
Net cash used in investing activities from discontinued operations	(60)	(276)	(6,009)
Net cash (used in) provided by investing activities	(33,671)	(30,183)	11,823

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(94,655)	(70,793)	(200,586)
Proceeds from borrowing arrangements	75,929	85,971	158,756
Payment of debt issuance costs	(23)	(1,469)	(1,165)
Repayment of shareholder notes	—	—	1,904
Excess tax benefits from share-based payment arrangements	367	—	—
Purchase of treasury stock, at cost	(29,915)	(23,852)	(61,603)
Exercise of stock options	932	614	—
Net cash used in financing activities from continuing operations	(47,365)	(9,529)	(102,694)
Net cash used in financing activities from discontinued operations	—	(140)	(90)
Net cash used in financing activities	(47,365)	(9,669)	(102,784)

Effect of exchange rate changes on cash and equivalents	130	(1,153)	(1,158)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(11,057)	16,932	(26,301)
CASH AND EQUIVALENTS, beginning of period	32,033	15,101	41,402
CASH AND EQUIVALENTS, end of period	$20,976	$32,033	$15,101

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

PGi has been a global leader in virtual meetings for over 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice, mobile, web streaming and file sharing technologies. PGi solutions are available via desktops, tablets and mobile devices, helping businesses worldwide be more productive, mobile and environmentally responsible. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Financial statement line items that include significant estimates consist of goodwill, net intangibles, accrued restructuring costs, certain tax accounts, certain accrued liabilities and the allowance for uncollectible accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes, and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

Principles of Consolidation and Basis of Presentation

The financial statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise stated, current and prior period results in our consolidated statements of operations and cash flows and these notes reflect our results from continuing operations and exclude the effect of current and prior period discontinued operations. See Note 4 to our consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our consolidated balance sheets. At December 31, 2012 and 2011 we had $0.6 million and $0.4 million of restricted cash, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at December 31, 2012 and 2011 was earned but unbilled revenue of approximately $6.7 million and $6.6 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was approximately $1.1 million, $0.6 million and $0.9 million in 2012, 2011 and 2010, respectively. Write-offs against the allowance for doubtful accounts were $0.9 million, $0.9 million and $1.0 million in 2012, 2011 and 2010, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. The allowance for doubtful accounts was approximately $0.8 million, $0.6 million and $0.9 million as of December 31, 2012, 2011 and 2010, respectively. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Software Development Costs

We capitalize certain costs incurred to develop software features sold as part of our service offerings as part of “Property and Equipment, Net” on our consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, we capitalized approximately $15.3 million, $15.3 million and $16.4 million, respectively, of these costs. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the years ended December 31, 2012, 2011, and 2010, was approximately $12.1 million, $10.2 million and $6.1 million, respectively.

Goodwill

Goodwill is subject to an impairment assessment performed at the reporting unit level, at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments, North America, Europe and Asia Pacific. We utilize December 31 as our annual date to perform the assessment and adopted the qualitative goodwill impairment assessment standard, applied as of December 31, 2012. Under this standard, management evaluates whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Factors utilized in this qualitative assessment included the results of the most recent impairment test, economic factors impacting the conferencing and collaboration industry, current and long-range forecasted financial results and changes in the strategic outlook of the reporting unit. If it is determined that fair value more likely than not exceeds carrying value, then goodwill is not considered impaired and no quantitative impairment test is required for that reporting unit. If it is more likely than not that carrying value exceeds fair value, we proceed with the quantitative two-step impairment assessment. The first step is to identify potential goodwill impairment by comparing the calculated estimated fair value of the reporting unit to its carrying amount. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount.

Based on our qualitative assessment this year, the fair value of our North America and Europe reporting units substantially exceeded their respective carrying values, and thus no quantitative assessment was required. For our Asia Pacific reporting unit, we were unable to conclude that it was more likely than not that fair value exceeded carrying value as a result of the qualitative analysis. Therefore, step one of the quantitative impairment test was performed for our Asia Pacific reporting unit, with estimated fair value exceeding carrying value by more than 20%. No impairment of goodwill was identified in any of the years ended December 31, 2012, 2011 or 2010.

Valuation of Long-Lived Assets

We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. A long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. We believe that long-lived assets in our consolidated balance sheets are appropriately valued. Asset impairments were $0.9 million, $0.5 million and $0.3 million during 2012, 2011 and 2010, respectively, and are recognized as “Asset impairments” in our consolidated statements of operations.

Cost Method Investments

In September 2012, we invested $1.0 million in a privately-held cloud service marketplace company by purchasing a convertible promissory note.  We earn interest on our investment at an annual rate of 8% that will be due with the principal balance in September 2014.  The investment is accounted for under the cost method, and

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest will be accrued through maturity.  The investment is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The principal and accrued interest of this promissory note is carried on our consolidated balance sheet at December 31, 2012 as a component of “Other assets.”

In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. The investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. The cost of this investment is carried on our consolidated balance sheet at December 31, 2012 as a component of “Other assets.”

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured.  Revenues from continuing operations consist primarily of usage fees generally based on per minute, and prior to our discontinued reclassifications, per fax page or per transaction methods.  To a lesser extent, we charge subscription-based and license fees and have fixed-period minimum revenue commitments.  Revenues related to our virtual meeting solutions primarily consist of usage fees which are recognized ratably over the contracted term of the agreement.  These revenues may also include set-up fees and maintenance and update fees, which are typically also recognized ratably over the life of the contract.  Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services.  Deferred revenue consists of payments made by customers in advance of the time services are rendered.  Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our consolidated balance sheets.

USF Charges

In accordance with FCC rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the USAC. We present the USF charges that we collect and remit on a net basis, with charges to our customers netted against the cost we remit.

Foreign Currency Translation

The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive gain” component of shareholders’ equity. In addition, certain of our intercompany loans with foreign subsidiaries are considered to be permanently invested for the foreseeable future. Therefore, foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive gain” component of shareholders’ equity in our consolidated balance sheets. During 2010, we wrote-off $4.7 million of “Accumulated other comprehensive gain” as part of loss on disposal in discontinued operations, which represents the historical “Accumulated other comprehensive gain” for our discontinued businesses.

Treasury Stock

All treasury stock transactions are recorded at cost. During the year ended December 31, 2012, we repurchased approximately 3.2 million shares of our common stock in the open market for approximately $27.9 million at an average price of $8.81 per share. During the year ended December 31, 2011, we repurchased approximately 3.0 million shares of our common stock in the open market for approximately $22.0 million at an average price of $7.41 per share.

During the years ended December 31, 2012 and 2011, we redeemed 246,735 and 208,944 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their restricted stock grants and remitted approximately $2.0 million and $1.8 million, respectively, in taxes on our employees’ behalf.

We retire all shares of treasury stock repurchased.

Preferred Stock

We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Income Taxes

Income taxes are determined under the asset and liability method as required by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using existing tax rates expected to apply to taxable income in the years in which those temporary items are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the income tax provision in our consolidated statements of operations. Under current accounting principles, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. See Note 16 to our consolidated financial statements for additional information and related disclosures regarding our income taxes.

Restructuring Costs

Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs and are recorded as “Restructuring costs” in our consolidated statements of operations. See Note 3 to our consolidated financial statements for additional information and related disclosures regarding our restructuring costs.

Advertising Costs

We expense production costs associated with an advertisement the first time the advertising takes place. All other advertising-related costs are expensed as incurred. We expense advertising costs as advertising space or airtime is used. Total advertising expense in 2012, 2011 and 2010 was $8.9 million, $16.9 million and $10.2 million, respectively. As of December 31, 2012 and 2011, we had $0.3 million and $0.0 million of prepaid advertising, respectively.

Legal Contingencies

We are involved from time to time in certain legal matters and subject to other claims as disclosed in Note 14 to our consolidated financial statements. We accrue an estimate for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

New and Recently Adopted Accounting Pronouncements

In September 2011, the FASB, issued ASU No. 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which modifies the process of testing goodwill for impairment. The update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines it is more likely than not, based on a qualitative assessment, the fair value of a reporting unit is less than its carrying amount. The guidance also includes a number of events and circumstances to consider in conducting the qualitative assessment. This guidance is effective for public companies for fiscal years beginning on

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or after December 15, 2011. We applied this guidance effective with our 2012 annual goodwill impairment test. See further discussion in Note 2 to our consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities,” which amends certain provisions in ASC 210 “Balance Sheet.” Subsequently in January 2013, the FASB issued ASU No. 2013-01 which amends the scope of ASU No. 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends certain provisions in ASC 220 “Comprehensive Income.” These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

3. RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the years ended December 31, 2012, 2011 and 2010. Provision for restructuring costs from continuing operations were $0.6 million, $0.8 million and $12.3 million in 2012, 2011 and 2010, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $3.2 million, $6.8 million and $9.5 million in 2012, 2011 and 2010, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at December 31, 2009	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2010

Accrued restructuring costs:
Severance and exit costs	$5,492	$11,432	$(10,534)	$(248)	$(345)	$5,797
Contractual obligations	7,665	2,103	(2,580)	—	(3,391)	3,797
Total restructuring costs	$13,157	$13,535	$(13,114)	$(248)	$(3,736)	$9,594

	Balance at December 31, 2010	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2011

Accrued restructuring costs:
Severance and exit costs	$5,797	$731	$(5,116)	$—	$(402)	$1,010
Contractual obligations	3,797	379	(1,662)	—	173	2,687
Total restructuring costs	$9,594	$1,110	$(6,778)	$—	$(229)	$3,697

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at December 31, 2011	Provisions	Cash payments	Equity released	Non-cash	Balance at December 31, 2012

Accrued restructuring costs:
Severance and exit costs	$1,010	$1,713	$(2,117)	$—	$9	$615
Contractual obligations	2,687	(1,101)	(1,096)	—	51	541
Total restructuring costs	$3,697	$612	$(3,213)	$—	$60	$1,156

Realignment of Workforce – 2012

During 2012, we recorded restructuring expense of $0.6 million, which consisted of severance costs in 2012, net of adjustments of ($1.3) million relating primarily to existing reserves for lease termination cost in prior years, as detailed below. For the 2012 realignment, we recorded $1.9 million of severance costs and eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.3 million in Asia Pacific. Our reserve for the 2012 realignment was $0.5 million at December 31, 2012, which we anticipate will be paid within a year.

Realignment of Workforce – 2011

During 2011, we eliminated approximately 30 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $1.5 million of severance costs, including $0.3 million recorded in discontinued operations, and $0.2 million of lease termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.4 million in Europe and $0.3 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in North America, which was recorded during 2012. There is no remaining reserve for the 2011 realignment at December 31, 2012.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during the year and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment was $0.2 million at December 31, 2012, including $0.1 million for lease termination costs and $0.1 million for severance costs. We anticipate the severance costs and the lease termination costs will be paid within a year.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. During 2012, we recorded an adjustment to reduce severance and exit costs by $0.1 million in North America and updated assumptions regarding lease termination costs, resulting in a $1.1 million benefit in North America, which is also included in the cumulative cost related to the 2009 realignment presented above. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.4 million at December 31, 2012. We anticipate these costs will be paid within the next three years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. DISCONTINUED OPERATIONS

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010

Net revenue from discontinued operations	$—	$8,735	$111,830

Operating (loss) income	(453)	(1,768)	12,352
Interest expense	(271)	(686)	(1,256)
Gain (loss) on disposal	9	(298)	(12,317)
Income tax benefit (expense)	250	7,298	(2,914)
(Loss) income from discontinued operations, net of taxes	$(465)	$4,546	$(4,135)

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

The results of discontinued operations for 2011 include an income tax benefit of $7.3 million. This benefit includes approximately $6.0 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale.

The results of discontinued operations for 2012 related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with the PGiSend sale.

Maritime Notification and Reminder Solutions

During the year ended December 31, 2010, we classified our Maritime Notification and Reminder solutions operations as a disposal group held for sale. This disposal group consisted of all customers using these non-conferencing, ship-to-shore communication services targeted specifically toward shipping vessels that we resell through our Japanese subsidiary. As of December 31, 2011, this disposal was completed, and no assets or liabilities of the disposal group remain.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011

Operations equipment	$86,742	$76,678
Furniture and fixtures	8,701	8,370
Office equipment	4,062	2,471
Leasehold improvements	32,762	31,746
Capitalized software	94,453	79,592
Construction in progress	10,426	11,808
Building	1,626	1,556
	238,772	212,221
Less accumulated depreciation and amortization	(134,159)	(108,772)
Property and equipment, net	$104,613	$103,449

Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Capital leases	$16,645	$17,095
Less accumulated depreciation	(8,145)	(7,198)
Assets under capital lease, net	$8,500	$9,897

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable business segment at December 31, 2012, 2011 and 2010 (in thousands):

	North America	Europe	Asia Pacific	Total

Gross value at December 31, 2010	$364,457	$19,334	$5,313	$389,104
Accumulated impairment losses prior to December 31, 2010	(92,423)	—	—	(92,423)

Carrying value at December 31, 2010	272,034	19,334	5,313	296,681
Adjustments	(504)	(478)	(9)	(991)

Carrying value at December 31, 2011	271,530	18,856	5,304	295,690
Adjustments	610	1,360	113	2,083
Carrying value at December 31, 2012	$272,140	$20,216	$5,417	$297,773

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Adjustments to the goodwill carrying value since December 31, 2010 are due to foreign currency fluctuations against the U.S. Dollar.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Summarized below are the carrying values and accumulated amortization by intangible asset class at December 31, 2012 and 2011 (in thousands):

	2012			2011
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Other Intangible assets:
Customer lists	$65,888	$(60,957)	$4,931	$65,566	$(57,682)	$7,884
Non-compete agreements	5,756	(5,593)	163	5,701	(5,063)	638
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	3,193	(903)	2,290	2,889	(505)	2,384
Total other intangible assets	$75,837	$(68,453)	$7,384	$75,156	$(64,250)	$10,906

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our consolidated balance sheets until the patents are issued and trademarks are registered or abandoned. We had $0.9 million and $1.1 million of these assets recorded at December 31, 2012 and 2011, respectively.

Other intangible assets include $6.2 million of net intangible assets at December 31, 2012 that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $0.8 million of trademarks. Amortization expense related to our other intangible assets for the full year 2012 was approximately $4.0 million. Estimated amortization expense for the next five years is as follows (in thousands):

Year	Estimated amortization expense

2013	$ 1,506
2014	$ 1,113
2015	$ 1,109
2016	$ 849
2017	$ 849

7. INDEBTEDNESS

Long-term debt and capital lease obligations at December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011

Borrowings on credit facility	$178,062	$192,885
Capital lease obligations	4,907	6,923
Subtotal	182,969	199,808
Less current portion	(3,137)	(3,845)
Total long-term debt and capital lease obligations	$179,832	$195,963

The fair value of our long-term debt and capital lease obligations approximated carrying value at December 31, 2012 and 2011. Fair value is determined using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under capital leases consist of the following at December 31, 2012 (in thousands):

2013	$3,564
2014	923
2015	653
2016	253
Total minimum lease payments	5,393
Less amounts representing interest	(486)
Present value of minimum lease payments	4,907
Less current portion	(3,137)
$1,770

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, six, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at December 31, 2012 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2012, was 2.75%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2012, the rate applied to the unused portion of our credit facility was 0.4%. Our credit facility contains customary terms and restrictive covenants, including financial covenants.

At December 31, 2012, we were in compliance with the covenants under our credit facility. At December 31, 2012, we had $178.1 million of borrowings and $5.5 million in letters of credit outstanding under our credit facility.

In August 2010, our $100.0 million interest rate swap expired. We originally entered into the interest rate swap in August 2007 for two years at a fixed rate of 4.99%. In December 2007, we amended the life of the swap to three years and reduced the fixed rate to 4.75%. As of December 31, 2012, we do not have any outstanding interest rate swaps.

We did not initially designate our interest rate swap as a hedge and, as such, we did not account for it under hedge accounting. During the fourth quarter of 2008, we prospectively designated the interest rate swap as a cash flow hedge of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Concurrent with the refinancing of our credit facility on May 10, 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap. Any changes in fair value prior to designation as a hedge, subsequent to dedesignation as a hedge, and any ineffectiveness while designated are recognized as “Unrealized gain on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $1.2 million during the year ended December 31, 2010.

Any changes in fair value that were determined to be effective while designated as a hedge were recorded as a component of “Accumulated other comprehensive gain” in our consolidated balance sheets and amounted to a gain of $1.0 million, net of taxes, for 2010. As of December 31, 2010, our swaps had all expired, and no related balance is carried on our consolidated balance sheet.

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

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for restricted stock awards and non-qualified stock options included in the line items below in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010

Cost of revenues	$482	$169	$237
Selling and marketing	1,340	837	1,630
Research and development	557	538	718
General and administrative	5,695	5,213	6,012
Equity-based compensation expense	8,074	6,757	8,597
Income tax benefits	(2,826)	(2,365)	(3,009)
Total equity-based compensation expense, net of tax	$5,248	$4,392	$5,588

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

The following table summarizes the activity of our unvested restricted stock awards under our stock plans for the year ended December 31, 2012:

	Shares	Weighted- average grant date fair value

Unvested at December 31, 2011	1,742,920	$8.14
Granted	977,249	9.41
Vested/released	(893,747)	8.85
Forfeited	(61,750)	7.65

Unvested at December 31, 2012	1,764,672	$8.50
58

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010, was $9.41, $7.92 and $7.50, respectively. The aggregate fair value of restricted stock vested during the years ended December 31, 2012, 2011 and 2010, was $8.1 million, $5.5 million and $6.8 million, respectively. As of December 31, 2012, we had $11.7 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted-average recognition period of approximately two years.

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

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2012:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value

Options outstanding at December 31, 2011	227,835	$9.98
Granted	—	—
Exercised	(109,167)	8.53
Expired	(31,500)	11.53

Options outstanding and exercisable at December 31, 2012	87,168	$11.23	0.59	4,000

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.0 million, $0.1 million and $0.0 million, respectively. As of December 31, 2012, we had no remaining unvested stock options to be recorded as an expense in our consolidated statements of operations for future periods.

9. EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2012, 2011 and 2010 are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding in 2012, 2011 and 2010 was the dilutive effect of unvested restricted shares and stock options.

The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income from continuing operations	$28,055	$16,888	$8,966
Weighted-average shares outstanding:
–Basic	47,596	49,619	58,009
Add dilutive unvested restricted shares	490	352	342
Add dilutive stock options	6	—	4
–Diluted	48,092	49,971	58,355

The weighted-average diluted common shares outstanding for the year ended December 31, 2012, 2011 and 2010 excludes the effect of 0.1 million, 0.7 million, and 0.9 million, respectively, of restricted shares, out-of-the-money options and warrants, because their effect would be anti-dilutive.

10. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Prepaid expenses	$2,252	$2,482
Other receivable	4,551	1,020
Prepaid direct costs	5,586	5,060
Prepaid software license	1,451	833
Prepaid software and hardware maintenance cost	1,226	937
Other	3,179	3,574
	$18,245	$13,906

Accrued Expenses

Accrued expenses at December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Accrued wages and wage related taxes	$9,778	$9,047
Accrued sales commissions	6,190	4,357
Employee benefits	1,406	945
Accrued professional fees	1,998	1,768
Deferred revenue	8,735	8,218
Deferred rent	1,467	1,497
Other	2,519	3,167
	$32,093	$28,999

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the year ended December 31, 2012, no payments were made, and during the year ended December 31, 2011 we paid $0.3 million related to the settlement of certain of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2012 and 2011, we had reserved $2.0 million and $1.7 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

11. FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at December 31, 2012 and December 31, 2011 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

For the years ended December 31, 2012 and 2011, we have no assets and liabilities that are recorded at fair value on a recurring basis.

Non-recurring Fair Value Measurement

We are required to record certain assets and liabilities at fair value on a non-recurring basis. Generally, assets and liabilities recorded at fair value on a non-recurring basis are the result of impairment charges. As of December 31, 2012 and 2011, no assets or liabilities were measured at fair value on a non-recurring basis and carried on our consolidated balance sheets.

12. DERIVATIVE INSTRUMENTS

We have used derivative instruments from time to time to manage risks related to interest rates. During the year ended December 31, 2010, our derivative instruments were limited to interest rate swaps. We are exposed to one-month LIBOR interest rate risk on our credit facility. In August 2010, our interest rate swap that we entered into in August 2007 expired. The interest rate swap was a $100.0 million pay fixed, receive floating interest rate

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swap to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. There is no associated asset or liability on our consolidated balance sheets as of December 31, 2012 or 2011.

Cash-Flow Hedges

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows and were $0.0 million, $0.0 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Concurrent with the refinancing of our credit facility in May 2010, we dedesignated the cash flow hedge associated with our remaining interest rate swap, which expired in August 2010.

During the years ended December 31, 2012, 2011 and 2010, we recognized the following gains and interest expense related to interest rate swaps (in thousands):

	2012	2011	2010
Effective portion:
Gain recognized in other comprehensive income, net of tax effect of $0.0 million, $0.0 million and $0.5 million in 2012, 2011 and 2010, respectively	$—	$—	$1,009
Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps recognized in other expense	$—	$—	$1,228
Interest expense related to monthly cash settlements:
Interest expense	$—	$—	$(2,828)

For further disclosure on our policy for accounting for derivatives and hedges, see Note 7.

13. EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution plan covering substantially all of our U.S. employees.  Although we may make discretionary contributions for the benefit of employees under this plan, such matching contributions have been suspended since 2010.  In 2012, 2011 and 2010, amounts expensed included both mandatory and discretionary contributions in certain countries outside the United States and were approximately $1.8 million, $2.0 million and $1.9 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease office space, computer and other equipment and automobiles under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$16,900
2014	14,421
2015	11,932
2016	10,914
2017	10,725
Thereafter	18,109
Net minimum lease payments	$83,001
62

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in our future minimum lease payments is an aggregate of $0.8 million for leases included in our restructuring efforts. Rent expense under operating leases was $11.1 million, $11.4 million and $12.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010 facilities rent was reduced by approximately $1.2 million, $1.6 million and $1.7 million, respectively, associated with contractual obligations provided for in the restructuring charge.

Asset Retirement Obligation

Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provision clauses or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Long-Term Liabilities” and “Current Liabilities” in our consolidated balance sheets. For the year ended December 31, 2012, asset retirement obligation liabilities increased by approximately $0.2 million primarily as a result of increased remediation costs. Our asset retirement obligation liability balance was $1.2 million and $1.0 million at December 31, 2012 and 2011, respectively.

Supply Agreements

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $7.4 million, $2.0 million and $0.3 million for 2013, 2014 and 2015, respectively. Our total minimum purchase requirements were approximately $28.5 million, $51.0 million and $32.9 million in 2012, 2011 and 2010, respectively, of which we incurred costs in excess of these minimums.

Litigation and Claims

State Telecommunications Excise Tax Matter

In March 2013, we were informed by the New York State Department of Taxation and Finance that assessments have been finalized for telecommunications franchise and gross excise taxes on our former Xpedite subsidiary for the tax years ended December 31, 2001-2006.  The assessments total approximately $4.3 million as of March 4, 2013, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, which interest continues to accrue.  We believe we are adequately reserved for this matter.  We plan to vigorously contest these assessments. However, if the New York State Department of Taxation’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations.  We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination, filed a timely appeal with the Tax Court of New Jersey on November 2, 2010 and continue to engage in settlement negotiations. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

Other Litigation and Claims

We are involved in other litigation matters and are subject to claims that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	2012	2011	2010

Cash paid for interest	$ 5,721	$ 6,784	$ 7,691
Income tax payments	$ 7,221	$ 6,898	$ 11,445
Income tax refunds	$ 1,697	$ 1,613	$ 2,627
Capital lease additions	$ 1,722	$ 1,081	$ 4,086
Capitalized interest	$ 212	$ 210	$ 382

At December 31, 2012, 2011 and 2010, we had capital expenditures in total current liabilities of $3.5 million, $3.5 and $6.1 million, respectively.

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

16. INCOME TAXES

The components of income (loss) from continuing operations before expense (benefit) for income taxes for 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

United States	$12,086	$1,633	$(12,510)
Foreign	21,414	23,841	23,016
Total	$33,500	$25,474	$10,506

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) from continuing operations for 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Current:
Federal	$1,897	$(810)	$(458)
State	227	984	229
Foreign	7,643	5,598	5,217
Total current	9,767	5,772	4,988

Deferred:
Federal	(4,445)	2,515	(2,798)
State	371	1,575	(1,000)
Foreign	(248)	(1,276)	350
Total deferred	(4,322)	2,814	(3,448)

Income tax expense	$5,445	$8,586	$1,540

The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

Federal rate	$11,725	$8,917	$3,677
State taxes, net of federal benefit	518	2,205	(490)
Foreign taxes	(454)	(4,582)	(827)
Foreign Tax Credit	(8,236)	—	—
Change in valuation allowance	—	97	115
Research and development credits	(454)	117	(600)
Non-deductible employee compensation	249	395	878
Deferred true-up	—	873	—
Other, net	478	263	(274)
Uncertain tax positions	1,619	301	(939)
Income taxes at our effective rate	$5,445	$8,586	$1,540

Excess tax deficiencies of approximately $0.1 million, $0.5 million, and $0.6 million in 2012, 2011 and 2010, respectively, are associated with restricted stock award releases and non-qualified stock option exercises, the impact of which was recorded directly to additional paid-in capital.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31, 2012 and 2011 (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$11,894	$24,259
Capital loss carryforwards	16,038	15,425
Restructuring costs	201	1,105
Accrued expenses	2,811	2,165
Other assets	5,497	4,285
R&D credit	1,890	1,612
Property and equipment	1,958	1,446
Foreign tax credits	24,842	6,117
Gross deferred tax assets	65,131	56,414
Valuation allowance	(26,561)	(24,145)
Total deferred tax assets	38,570	32,269

Deferred tax liabilities:
Property and equipment	(20,856)	(19,547)
Intangible assets	(12,193)	(9,381)
Other liabilities	(1,296)	(1,760)
Total deferred tax liabilities	(34,345)	(30,688)

Deferred income taxes, net	$4,225	$1,581

At December 31, 2012, we had federal income tax net operating loss carryforwards of approximately $4.5 million expiring in 2018 and 2019. The utilization of some of our net operating losses is subject to Internal Revenue Code of 1986, as amended, Section 382 limitations related to one of our previous acquisitions. We had federal capital loss carryforwards of approximately $42.6 million expiring in 2014 and 2015. We also had foreign income tax net operating loss carryforwards of approximately $9.3 million, some of which have expiration years beginning in 2015 and some of which are unlimited. If certain substantial changes to our ownership occur, there could be additional annual limitations on the amount of the carryforwards that can be utilized.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. Upon distribution, we would be subject to both U.S. income taxes, net of foreign tax credits, and withholding taxes payable to the various foreign countries. The undistributed earnings of our foreign subsidiaries are permanently reinvested to the extent the earnings cannot be distributed free of U.S. income taxes or are not subject to a loan payable held by the foreign subsidiary to a U.S. affiliate. The undistributed earnings of our foreign subsidiaries that are considered permanently reinvested and have not been remitted to the United States totaled $34.4 million and $71.4 million as of December 31, 2012 and 2011, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates that we will invest the undistributed earnings overseas indefinitely for use in working capital as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

A reconciliation of unrecognized tax benefits at the beginning and end of the years presented is as follows (in thousands):

	2012	2011	2010

Balance at January 1,	$3,447	$3,719	$5,707
Additions for tax positions for the current year	1,749	91	478
Additions for tax positions for prior years	842	1,186	249
Reductions for tax positions for prior years	(56)	(230)	(948)
Settlements with taxing authorities	—	(1,200)	(141)
Expiration of the statute of limitations	(572)	(119)	(1,626)
Balance at December 31,	$5,410	$3,447	$3,719
66

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon resolution, unrecognized tax benefits of $4.1 million and $2.5 million as of December 31, 2012 and 2011, respectively, would affect our annual effective tax rate. The unrecognized tax benefits at December 31, 2012 are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. We do not anticipate any significant changes in unrecognized tax benefits over the next 12 months.

We recognize interest and penalties related to uncertain tax positions in “Interest expense” and “Operating expenses,” respectively, in our consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, we recognized interest and penalties expense (benefit) of $0.3 million, $0.8 million, and ($0.1) million, respectively. As of December 31, 2012 and 2011, we had accrued interest and penalties of approximately $2.7 million and $2.4 million, respectively, related to uncertain tax positions. As interest and penalties are classified as “Interest expense” and “Operating expenses,” respectively, the accrual or recognition of interest and penalties from the associated uncertain tax positions will not affect our annual effective tax rate.

In the normal course of business, we are subject to inquiries and routine income tax audits from U.S. and non-U.S. tax authorities with respect to income taxes. In major tax jurisdictions, tax years 2001 to 2012 remain subject to income tax examinations by tax authorities. These inquiries may result in adjustments to the timing or amount of taxable income and deductions or the allocation of income among tax jurisdictions.

An analysis of our deferred tax asset valuation allowances is as follows (in thousands):

Balance as of December 31, 2009,	$17,157
Additions	17,699
Deductions	(1,191)
Balance as of December 31, 2010,	33,665
Additions	—
Deductions	(9,520)
Balance as of December 31, 2011	24,145
Additions	2,416
Deductions	—
Balance at December 31, 2012	$26,561

Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the year ended December 31, 2012, our valuation allowance increased by approximately $2.4 million primarily as a result of additional state and international net operating losses generated in the current year that are expected to expire unutilized.

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

	Operating Segments
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2012:
Statements of operations:
Net revenues	$336,836	$105,488	$62,957	$505,281
Depreciation	26,901	3,369	2,212	32,482
Amortization	2,716	1,265	—	3,981
Asset impairments	861	18	—	879
Interest (expense) income	(7,091)	(248)	172	(7,167)
Interest income	24	19	6	49
Income tax (benefit) expense	(209)	5,206	448	5,445
Operating income	9,853	27,279	4,294	41,426

Balance sheets:
Intangibles, net of amortization	7,384	—	—	7,384
Property and equipment, net	86,396	12,208	6,009	104,613
Total assets	455,345	59,283	31,175	545,803

Expenditures for long-lived assets:
Capital expenditures	23,843	5,802	2,693	32,338

Year ended December 31, 2011:
Statements of operations:
Net revenues	$316,231	$97,986	$59,617	$473,834
Depreciation	25,933	2,949	1,949	30,831
Amortization	4,465	1,640	260	6,365
Asset impairments	440	16	—	456
Interest (expense) income	(9,860)	44	(138)	(9,954)
Interest income	1	28	17	46
Income tax expense (benefit)	8,340	3,121	(2,875)	8,586
Operating income	1,849	26,739	7,368	35,956

Balance sheets:
Intangibles, net of amortization	9,633	1,273	—	10,906
Property and equipment, net	87,745	10,041	5,663	103,449
Total assets	454,738	55,826	32,257	542,821

Expenditures for long-lived assets:
Capital expenditures	24,304	2,846	2,950	30,100
Business disposition	1,902	—	—	1,902

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Segments (continued)
	North America	Europe	Asia Pacific	Consolidated

Year ended December 31, 2010:
Statements of operations:
Net revenues	$303,906	$85,342	$52,505	$441,753
Depreciation	22,040	2,375	1,565	25,980
Amortization	5,552	1,560	274	7,386
Asset impairments	175	115	—	290
Interest expense	(10,735)	113	(163)	(10,785)
Interest income	89	46	22	157
Income tax expense	(4,186)	1,504	4,222	1,540
Operating income	(4,369)	20,318	5,032	20,981

Balance sheets:
Intangibles, net of amortization	13,823	2,888	256	16,967
Property and equipment, net	93,158	9,413	4,667	107,238
Total assets	451,690	56,135	33,832	541,657

Expenditures for long-lived assets:
Capital expenditures	28,862	2,629	1,377	32,868
Business dispositions	45,174	6,107	—	51,281

SELECTED QUARTERLY FINANCIAL DATA

The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the eight quarters in the periods ended December 31, 2012 and 2011. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases with amounts related to our discontinued businesses reclassified as discontinued operations. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited in thousands, except per share data)
Year Ended December 31, 2012
Net revenues	$126,603	$127,015	$125,892	$125,771	$505,281
Cost of revenue	53,450	53,788	53,806	54,110	215,154
Gross profit	73,153	73,227	72,086	71,661	290,127

Operating income	11,088	11,395	8,690	10,253	41,426

Income from continuing operations	6,226	6,693	5,720	9,416	28,055
Income (loss) on discontinued operations	(47)	(226)	(61)	(131)	(465)
Net income	$6,179	$6,467	$5,659	$9,285	$27,590

Basic net income (loss) per share:
Continuing operations	$0.13	$0.14	$0.12	$0.20	$0.59
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income per share	$0.13	$0.13	$0.12	$0.20	$0.58

Diluted net income (loss) per share:
Continuing operations	$0.13	$0.14	$0.12	$0.20	$0.58
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income per share	$0.13	$0.13	$0.12	$0.20	$0.57

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited in thousands, except per share data)
Year Ended December 31, 2011
Net revenues	$116,925	$118,990	$119,184	$118,735	$473,834
Cost of Revenue	47,342	49,315	49,938	49,227	195,822
Gross profit	69,583	69,675	69,246	69,508	278,012

Operating income	7,039	9,028	9,911	9,978	35,956

Income from continuing operations	2,932	4,853	5,822	3,281	16,888
(Loss) income on discontinued operations	(31)	36	6,735	(2,194)	4,546
Net income	$2,901	$4,889	$12,557	$1,087	$21,434

Basic net income (loss) per share:
Continuing operations	$0.06	$0.10	$0.12	$0.07	$0.34
Discontinued operations	0.00	0.00	0.14	(0.05)	0.09
Net income per share	$0.06	$0.10	$0.26	$0.02	$0.43

Diluted net income (loss) per share:
Continuing operations	$0.06	$0.10	$0.12	$0.07	$0.34
Discontinued operations	0.00	0.00	0.14	(0.04)	0.09
Net income per share	$0.06	$0.10	$0.25	$0.02	$0.43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included on page 72 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited Premiere Global Services, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Premiere Global Services, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Premiere Global Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Premiere Global Services, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2013

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2013 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

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

Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. This code is posted on our website at www.pgi.com (follow the “Investors” link to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, our principal financial officer, principal accounting officer, or controller or persons performing similar functions by disclosing the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee,” “—Compensation Committee Interlocks and Insider Participation,” “—Director Compensation,” “—Director Compensation for the 2012 Fiscal Year,” “Compensation Committee Report,” which shall not be deemed filed in this annual report, “Compensation Discussion and Analysis” and “Executive Compensation.”

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

Date: March 18, 2013

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

Signature	Title	Date

/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 18, 2013

/s/ David E. Trine David E. Trine	Chief Financial Officer (principal financial and accounting officer)	March 18, 2013

/s/ Wilkie S. Colyer Wilkie S. Colyer	Director	March 14, 2013

/s/ K. Robert Draughon K. Robert Draughon	Director	March 14, 2013

/s/ John R. Harris John R. Harris	Director	March 13, 2013

/s/ W. Steven Jones W. Steven Jones	Director	March 13, 2013

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	March 11, 2013

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	March 11, 2013
75

EXHIBIT INDEX

Exhibit Number	Description
2.1	Securities and Asset Purchase Agreement among Premiere Global Services, Inc., Xpedite Systems Holdings (UK) Limited, Premiere Conferencing (Canada) Limited, Xpedite Systems, LLC and EasyLink Services International Corporation dated October 21, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 20, 2010 and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.2	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.3	Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.4	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.5	First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.6	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.7	Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.8	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.9	Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

Exhibit Number	Description
10.10	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.11	Fourth Amendment to Lease Agreement, dated August 27, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008)

10.12	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Fourth Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated August 27, 2008, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008).

10.13	Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.14	Acknowledgement, Consent and Ratification of Guarantor of Lease to the Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.15	Assignment and Assumption of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by and between Xpedite Systems, LLC and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011).

10.16	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011).

10.17	Office Building Lease, dated November 12, 2009, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.18	First Amendment to Office Building Lease, dated January 14, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 10, 2010).

10.19	Second Amendment to Office Building Lease, dated November 30, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011).

10.20	Third Amendment to Office Building Lease, dated August 6, 2012, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on November 8, 2012).

Exhibit Number	Description
10.21	Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.22	First Amendment to Office Lease Agreement between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd., dated December 29, 2011.

10.23	Lease Guaranty to the Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on March 1, 2010).

10.24	Credit Agreement dated as of May 10, 2010 among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JP Morgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.25	Amendment No. 1 dated as of May 10, 2010 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower, as “Guarantors”, the Lenders party thereto, Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

10.26	Amendment No. 2 dated as of December 20, 2011 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors”, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed December 20, 2011).

10.27	Security Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.28	Pledge Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, Netspoke, Inc., iMeet, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q dated and filed on May 10, 2010).

10.29	1995 Stock Plan of the Registrant, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.30	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005). +

10.31	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

10.32	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

Exhibit Number	Description
10.33	Form of Stock Option Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.34	Form of Restricted Stock Award Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.35	Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.36	Amendment to Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.37	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005). +

10.38	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 and filed on November 9, 2011).+

10.39	Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.40	Amendment to Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.41	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Directors’ Stock Plan, as amended (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

10.42	Form of Restriction Agreement for non-employee directors under the Registrant’s Amended and Restated 2000 Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.43	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005 as amended by Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006, and as further amended by Registrant’s Current Report on Form 8-K dated July 21, 2010 and filed on July 22, 2010). +

10.44	Revised Summary of the Registrant’s Non-Employee Director Compensation, effective as of January 1, 2013. +

10.45	Form of Director Stock Deferral Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2010). +

10.46	Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2009, dated September 3, 2010 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on March 14, 2011). +

Exhibit Number	Description
10.47	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.48	First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.49	Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.50	Third Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.51	Fourth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.52	Fifth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 31, 2011).+

10.53	Severance Agreement between Boland T. Jones and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 20, 2012). +

10.54	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement, as amended, with the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.55	Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 450,000 shares (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.56	Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 225,000 shares (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.57	Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.58	First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.59	Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

Exhibit Number	Description
10.60	Third Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.61	Fourth Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.62	Severance Agreement between Theodore P. Schrafft and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on December 20, 2012). +

10.63	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 100,000 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 30, 2010). +

10.64	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 50,000 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on July 30, 2010). +

10.65	Employment Agreement between David E. Trine and the Registrant dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 19, 2009). +

10.66	First Amendment to Employment Agreement between David Trine and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.67	Severance Agreement between David E. Trine and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on December 20, 2012). +

10.68	Restricted Stock Agreement between David E. Trine and the Registrant, dated March 31, 2009, under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009 and filed on April 1, 2009). +

10.69	Restricted Stock Agreement between David E. Trine and the Registrant dated June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed July 31, 2012). +

10.70	Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed on May 19, 2008). +

10.71	First Amendment to Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 23, 2008). +

10.72	Second Amendment to Amended and Restated Employment Agreement between David Guthrie and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on January 15, 2010). +

10.73	Severance Agreement between David M. Guthrie and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on December 20, 2012). +

Exhibit Number	Description
10.74	Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 for 66,667 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2011 and filed on April 4, 2011).+

10.75	Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 for 33,333 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 31, 2011 and filed on April 4, 2011).+

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.