Form 10-Q
period 2013-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2013-05-08
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $0.01 par value	48,110,499 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$21,456	$20,976
Accounts receivable (net of allowances of $657 and $834, respectively)	81,506	75,149
Prepaid expenses and other current assets	21,748	18,245
Income taxes receivable	2,025	1,272
Deferred income taxes, net	8,515	9,852
Total current assets	135,250	125,494

PROPERTY AND EQUIPMENT, NET	104,076	104,613

OTHER ASSETS
Goodwill	296,371	297,773
Intangibles, net of amortization	6,976	7,384
Deferred income taxes, net	1,824	2,597
Other assets	7,028	7,942
Total assets	$551,525	$545,803

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$54,689	$48,166
Income taxes payable	378	1,116
Accrued taxes, other than income taxes	4,804	4,333
Accrued expenses	28,595	32,093
Current maturities of long-term debt and capital lease obligations	2,403	3,137
Accrued restructuring costs	466	1,040
Deferred income taxes, net	15	15
Total current liabilities	91,350	89,900

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	179,498	179,832
Accrued restructuring costs	95	117
Accrued expenses	15,001	15,541
Deferred income taxes, net	8,400	8,209
Total long-term liabilities	202,994	203,699

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 48,126,367 and 47,745,592 shares issued and outstanding, respectively	481	477
Additional paid-in capital	454,181	453,621
Accumulated other comprehensive income	10,437	13,102
Accumulated deficit	(207,918)	(214,996)
Total shareholders’ equity	257,181	252,204
Total liabilities and shareholders’ equity	$551,525	$545,803

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net revenues	$129,492	$126,603
Operating expenses
Cost of revenues (exclusive of depreciation
and amortization shown separately below)	55,507	53,450
Selling and marketing	34,163	34,034
General and administrative (exclusive of expenses
shown separately below)	15,493	15,281
Research and development	3,723	3,379
Depreciation	8,239	7,945
Amortization	462	1,220
Restructuring costs	70	161
Asset impairments	144	25
Net legal settlements and related expenses	120	20
Total operating expenses	117,921	115,515

Operating income	11,571	11,088

Other (expense) income
Interest expense	(1,801)	(1,772)
Interest income	21	4
Other, net	30	(70)
Total other expense	(1,750)	(1,838)

Income from continuing operations before income taxes	9,821	9,250
Income tax expense	2,640	3,024
Net income from continuing operations	7,181	6,226
Loss from discontinued operations, net of taxes	(103)	(47)

Net income	$7,078	$6,179

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	46,087	48,455
Basic net income per share (1)
Continuing operations	$0.16	$0.13
Discontinued operations	-	-
Net income per share	$0.15	$0.13

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	46,515	48,929
Diluted net income per share (1)
Continuing operations	$0.15	$0.13
Discontinued operations	-	-
Net income per share	$0.15	$0.13

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

2

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net income	$7,078	$6,179

Other comprehensive (loss) income
Translation adjustments	(2,665)	1,883
Total other comprehensive (loss) income	(2,665)	1,883

Comprehensive income	$4,413	$8,062

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Unaudited)
BALANCE, December 31, 2012	$477	$453,621	$(214,996)	$13,102	$252,204
Net income	—	—	7,078	—	7,078
Translation adjustments	—	—	—	(2,665)	(2,665)
Equity-based compensation	—	1,503	—	—	1,503
Tax withholding related to vesting of restricted stock, net	4	(1,161)	—	—	(1,157)
Income tax benefit from equity awards	—	218	—	—	218

BALANCE, March 31, 2013	$481	$454,181	$(207,918)	$10,437	$257,181

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)
Net income	$7,078	$6,179
Loss from discontinued operations, net of taxes	103	47
Net income from continuing operations	7,181	6,226
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,239	7,945
Amortization	462	1,220
Amortization of debt issuance costs	148	147
Net legal settlements and related expenses	93	20
Payments for legal settlements and related expenses	(85)	(10)
Deferred income taxes	2,206	1,935
Restructuring costs	70	161
Payments for restructuring costs	(660)	(622)
Asset impairments	144	25
Equity-based compensation	1,674	2,082
Excess tax benefits from share-based payment arrangements	(244)	(86)
Provision for doubtful accounts	(31)	357
Changes in working capital	(6,786)	(9,825)
Net cash provided by operating activities from continuing operations	12,411	9,575
Net cash used in operating activities from discontinued operations	(105)	(298)
Net cash provided by operating activities	12,306	9,277

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,796)	(7,497)
Other investing activities	(425)	(170)
Net cash used in investing activities from continuing operations	(9,221)	(7,667)
Net cash used in investing activities from discontinued operations	—	(60)
Net cash used in investing activities	(9,221)	(7,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(12,144)	(15,069)
Proceeds from borrowing arrangements	11,000	7,000
Payments of debt issuance costs	—	(23)
Excess tax benefits of share-based payment arrangements	244	86
Purchase of treasury stock, at cost	(1,134)	(2,926)
Exercise of stock options	—	852
Net cash used in financing activities from continuing operations	(2,034)	(10,080)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(2,034)	(10,080)
Effect of exchange rate changes on cash and equivalents	(571)	248

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	480	(8,282)
CASH AND EQUIVALENTS, beginning of period	20,976	32,033
CASH AND EQUIVALENTS, end of period	$21,456	$23,751

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

Premiere Global Services, Inc., or PGi has been a global leader in virtual meetings for over 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice, mobile, web streaming and file sharing technologies. PGi solutions are available via desktops, tablets and mobile devices, helping businesses worldwide be more productive, mobile and environmentally responsible. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three months ended March 31, 2013 are not indicative of the results that may be expected for the full fiscal year of 2013 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not included in this quarterly report.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents and Restricted Cash

Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets. At March 31, 2013 and December 31, 2012, we had $0.0 million and $0.6 million of restricted cash, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at March 31, 2013 and December 31, 2012 was earned but unbilled revenue of $10.2 million and $6.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.0 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Write-offs against the allowance for doubtful accounts were $0.1 million and $0.3 million in the three months ended March 31, 2013 and 2012, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $140.6 million and $134.2 million as of March 31, 2013 and December 31, 2012, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Research and Development

Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.

Software Development Costs

We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $3.8 million and $3.6 million of these costs for the three months ended March 31, 2013 and 2012, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.2 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively.

Goodwill

Goodwill is subject to an impairment assessment performed at the reporting unit level, at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments, North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2012, the date of our most recent assessment. As of March 31, 2013, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.

Cost Method Investments

In March 2013, we invested $1.0 million in a privately-held cloud solutions provider. In September 2012, we invested $1.0 million in a privately-held cloud service marketplace company by purchasing a convertible promissory note. We earn interest on this investment at an annual rate of 8% that will be due with the principal balance in September 2014. In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. This investment is subject to fluctuations in foreign currency exchange rates.

These three investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value would be recognized. After the effects of foreign currency exchange rate fluctuations, our cost method investments had a total carrying value of $2.8 million and $1.9 million and were included as a component of “Other assets” on our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues from continuing operations consist primarily of usage fees which are generally billed on a per minute basis. To a lesser extent, we

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

charge subscription-based and license fees and have fixed-period minimum revenue commitments. Revenues related to our virtual meeting solutions primarily consist of usage fees which are recognized ratably over the contracted term of the agreement. These revenues may also include set-up fees and maintenance and update fees, which are typically also recognized ratably over the life of the contract. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

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

Treasury Stock

All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock in the open market. During the three months ended March 31, 2012, we repurchased 242,200 shares of our common stock for $2.2 million in the open market pursuant to our board-approved stock repurchase program.

During the three months ended March 31, 2013 and 2012, we redeemed 109,763 and 94,783 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.1 million and $0.8 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the three months ended March 31, 2013 and 2012, we did not make any significant payments related to the settlement of these state excise and sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. At March 31, 2013 and December 31, 2012, we had reserved approximately $2.1 million and $2.0 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.

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

Income tax expense for the three months ended March 31, 2013 and 2012 was $2.6 million and $3.0 million, respectively. The decrease in income tax expense during the three months ended March 31, 2013 compared to the same period in the prior year was primarily related to a discrete tax benefit recorded related to our expected 2012 U.S. research and development tax credit. The legislation extending this tax credit was enacted in January 2013.

As of March 31, 2013 and December 31, 2012, we had $5.7 million and $5.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $4.4 million and $4.1 million as of March 31, 2013 and December 31, 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the three months ended March 31, 2013, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.

Fair Value Measurements

Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

instruments. The estimated fair value of our long-term debt and capital lease obligations at March 31, 2013 and December 31, 2012 were based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

New and Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. This update also requires an entity to disclose the nature and amount of the obligations. These provisions are effective for fiscal and interim periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We adopted this guidance, and it did not have a material impact on our condensed consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities,” which amends certain provisions in ASC 210 “Balance Sheet.” Subsequently in January 2013, the FASB issued ASU No. 2013-01 which amends the scope of ASU No. 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. We adopted this guidance, and it did not have a material impact on our condensed consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends certain provisions in ASC 220 “Comprehensive Income.” These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. We adopted this guidance, and it did not have a material impact on our condensed consolidated financial position or results of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the three months ended March 31, 2013. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $0.7 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at December 31, 2012	Provisions	Cash Payments	Non-cash	Balance at March 31, 2013
Accrued restructuring costs:
Severance and exit costs	$615	$47	$(520)	$1	$143
Contractual obligations	541	23	(140)	(5)	419
Total restructuring costs	$1,156	$70	$(660)	$(4)	$562

Realignment of Workforce – 2012

During the three months ended March 31, 2013, we recorded restructuring expense of $0.1 million of adjustments relating primarily to 2012 severance costs. To date, we have recorded $2.0 million of severance costs and eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.4 million in Asia Pacific. Our reserve for the 2012 realignment was $0.1 million at March 31, 2013, which we anticipate will be paid within a year.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment, comprised of severance costs, was $0.1 million at March 31, 2013. We anticipate the severance costs will be paid within a year.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.4 million at March 31, 2013. We anticipate these costs will be paid within the next three years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. DISCONTINUED OPERATIONS

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net revenue from discontinued operations	$-	$-

Operating loss	(105)	(30)
Interest expense	(57)	(48)
Income from disposal	—	6
Income tax benefit	59	25
Loss from discontinued operations, net of taxes	$(103)	$(47)

The results of discontinued operations for the three months ended March 31, 2013 and 2012 related to ongoing administration and resolution of residual liabilities in connection with our PGiSend sale not assumed by EasyLink Services International Corporation, or EasyLink, the entity that purchased our PGiSend business in 2010.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reportable business segments from December 31, 2012 to March 31, 2013 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2012	$364,563	$20,216	$5,417	$390,196
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2012	272,140	20,216	5,417	297,773
Impact of currency fluctuations	(538)	(870)	6	(1,402)
Carrying value at March 31, 2013	$271,602	$19,346	$5,423	$296,371

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Adjustments to the goodwill carrying value since December 31, 2012 are due to foreign currency fluctuations against the U.S. Dollar.

Other Intangible Assets

Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$65,507	$(60,859)	$4,648	$65,888	$(60,957)	$4,931
Non-compete agreements	5,717	(5,611)	106	5,756	(5,593)	163
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	3,247	(1,025)	2,222	3,193	(903)	2,290
Total other intangible assets	$75,471	$(68,495)	$6,976	$75,837	$(68,453)	$7,384
12

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $1.0 million and $0.9 million of these assets recorded at March 31, 2013 and December 31, 2012, respectively.

Other intangible assets include $5.7 million of net intangible assets that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $0.9 million of trademarks. Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

Year	Estimated Annual Amortization Expense

2013	$ 1,528
2014	$ 1,114
2015	$ 1,110
2016	$ 850
2017	$ 850

6. INDEBTEDNESS

Long-term debt and capital lease obligations at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Borrowings on credit facility	$177,801	$178,062
Capital lease obligations	4,100	4,907
Subtotal	181,901	182,969
Less current portion	(2,403)	(3,137)
Total long-term debt and capital lease obligations	$179,498	$179,832

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, American Teleconferencing Services Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at March 31, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of March 31, 2013, was 2.70%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of March 31, 2013, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At March 31, 2013, we were in compliance with the covenants under our credit facility.

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

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$160	$119
Selling and marketing	602	360
Research and development	205	141
General and administrative	707	1,462
Equity-based compensation expense	1,674	2,082
Income tax benefits	(586)	(729)
Total equity-based compensation expense, net of tax	$1,088	$1,353

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

The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2012 to March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	1,764,672	$ 8.50
Granted	548,573	10.92
Vested/released	(334,902)	8.51
Forfeited	(54,165)	8.18
Unvested at March 31, 2013	1,924,178	$ 9.20

The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2013 and 2012 was $10.92 and $9.08, respectively. The aggregate fair value of restricted stock vested was $3.5 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and the year ended December 31, 2012, we issued 221,269 and 637,686 shares, respectively, of our common stock relating to the vesting of restricted stock awards. As of March 31, 2013,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

we had $15.4 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.4 years.

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

The following table summarizes the stock options activity under our stock plans from December 31, 2012 to March 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	87,168	$11.23
Granted	—	—
Exercised	—	—
Expired	(18,334)	11.32
Options outstanding and exercisable at March 31, 2013	68,834	$11.21	0.44	$7,025

As of March 31, 2013 and 2012, we had no remaining unvested stock options to be recorded as an expense for future periods. During the year ended December 31, 2012, we issued 109,167 shares of our common stock as a result of options exercised. No options were exercised during the three month ended March 31, 2013.

8. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2013 and March 31, 2012, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends or dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares and stock options for the three months ended March 31, 2013 and 2012.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income from continuing operations	$7,181	$6,226
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	46,087	48,455
Add effect of dilutive securities:
Unvested restricted shares	427	455
Stock options	1	19
Weighted-average shares outstanding - diluted	46,515	48,929
Basic net income per share from continuing operations	$0.16	$0.13
Diluted net income per share from continuing operations	$0.15	$0.13

The weighted-average diluted common shares outstanding for the three months ended March 31, 2013 and 2012 excludes the effect of an aggregate of 89,832 and 182,749 restricted shares and out-of-the-money options, respectively, because their effect would be anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

Litigation and Claims

State Telecommunications Excise Tax Matter

On March 19, 2013, we received notice of deficiencies from the New York State Department of Taxation and Finance, dated March 15, 2013, for telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for the tax years ended December 31, 2001 - 2006. The assessments total approximately $4.3 million as of March 4, 2013, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, on which interest continues to accrue. We believe we are adequately reserved for this matter. We plan to vigorously contest these assessments. However, if the New York State Department of Taxation’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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

	Three Months Ended
	March 31,
	2013	2012
Net revenues:
North America	$86,177	$85,685
Europe	27,390	25,779
Asia Pacific	15,925	15,139
Consolidated	$129,492	$126,603

Operating income:
North America	$4,391	$2,835
Europe	6,805	7,135
Asia Pacific	375	1,118
Consolidated	$11,571	$11,088

11. CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cash paid for interest	$1,224	$1,412
Income tax payments	$1,538	$1,749
Income tax refunds	$15	$163
Capital lease additions	$348	$62
Capitalized interest	$62	$48

At March 31, 2013 and 2012, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $2.5 million and $2.4 million, respectively.

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

During 2013, we continued our strategy to transition PGi to a software-as-a-service, or SaaS, company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions, iMeet® and GlobalMeet®. As a result and except as provided herein, the following discussion and analysis reflects our results from continuing operations.

Key highlights of our financial and strategic accomplishments for the first quarter ended March 31, 2013 include:

•	Generated 2.3% growth in our net revenues for the three months ended March 31, 2013 compared to the same period in 2012, despite a negative impact of 0.6% from fluctuations in foreign currency exchange rates;
•	Nearly doubled revenue from iMeet and GlobalMeet (97.7% increase), exiting the first quarter of 2013 with an annual revenue run-rate of nearly $26 million from these products;
•	Released a new iMeet app for Android-powered phones in the Google Play Store, enabling users to start and manage their iMeet meetings from anywhere in the world; and
•	Announced a multi-year strategic alliance with TeliaSonera, a leading provider of network access and telecommunication services in the Nordic and Baltic countries, to bring PGi's virtual meeting solutions to TeliaSonera's business and consumer customers in these regions.

Our primary corporate objectives for the remainder of 2013 are focused on continuing to:

•	Expand our global distribution through an increase in our direct sales headcount, as well as new agents, resellers and strategic alliances with carriers worldwide, in order to further our market reach and accelerate customer awareness and adoption of iMeet and GlobalMeet;
•	Develop and release additional upgrades and enhancements to iMeet and GlobalMeet to increase their functionality, improve their competitive positioning and grow their market opportunities; and
•	Transition our audio-only customers to our more integrated, online meeting solutions that provide a richer, more productive user experience.

We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.

In the first three months of 2013, 36.1% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first three months of 2013 negatively affected our net revenues by approximately $0.7 million as compared to the same period in 2012.

We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $129.5 million in the first three months of 2013 as compared to $126.6 million in the same period in 2012, primarily due to our volume growth.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of March 31, 2013, borrowings under our $375.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $177.8 million. See “Capital Resources” for a description of our credit facility.

In addition, we intend to continue to prudently invest in our virtual meeting solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The results of operations for the three months ended March 31, 2013 are not indicative of the results that may be expected for the full fiscal year of 2013 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2013	2012	$	%
Net revenues:
North America	$86,177	$85,685	492	0.6
Europe	27,390	25,779	1,611	6.2
Asia Pacific	15,925	15,139	786	5.2
Consolidated	$129,492	$126,603	2,889	2.3
Operating income:
North America	$4,391	$2,835	1,556
Europe	6,805	7,135	(330)
Asia Pacific	375	1,118	(743)
Consolidated	$11,571	$11,088	483
Percent of net revenues:
North America	66.5%	67.6%
Europe	21.2%	20.4%
Asia Pacific	12.3%	12.0%
Consolidated	100.0%	100.0%

Consolidated Net Revenues

The following tables detail the changes in consolidated net revenues from the three months ended March 31, 2012 to the three months ended March 31, 2013 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific

March 31, 2012	$126,603	$85,685	$25,779	$15,139
Change in volume	20,025	8,585	5,920	5,520
Change in average selling prices	(16,404)	(8,070)	(4,295)	(4,039)
Impact of fluctuations in foreign
currency exchange rates	(732)	(23)	(14)	(695)
March 31, 2013	$129,492	$86,177	$27,390	$15,925

Net revenues increased in each of our operating segments during the three months ended March 31, 2013 from the comparable prior year period due to increased volume, partially offset by decreased average selling prices. These trends in volume and selling prices are primarily due to volume growth from newly acquired and existing large enterprise customers, mix of products sold and continued price reductions to existing customers. Fluctuations in foreign exchange rates negatively impacted net revenues in Asia Pacific by $0.7 million, but did not have a significant impact in North America or Europe.

Cost of Revenues

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(in thousands)
Cost of revenues:
North America	$38,134	$39,007	(873)	(2.2)
Europe	9,228	7,985	1,243	15.6
Asia Pacific	8,145	6,458	1,687	26.1
Consolidated	$55,507	$53,450	2,057	3.8

	Three Months Ended
	March 31,
	2013	2012
	% of Revenue
Cost of revenues:
North America	44.3	45.5
Europe	33.7	31.0
Asia Pacific	51.1	42.7
Consolidated	42.9	42.2

The increase in costs of revenues as a percentage of segment net revenues for Europe and Asia Pacific during the three months ended March 31, 2013 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements in certain countries in Asia Pacific with higher telecommunication costs, and price concessions to existing customers in both regions. In addition, certain global customer costs were re-allocated between regions, resulting in higher costs of revenues in Europe offset by lower North America costs. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. The increases in Europe were mitigated by growth in sales of our higher margin virtual meeting solutions. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue in Asia Pacific of $0.2 million.

The decrease in cost of revenues as a percentage of segment net revenues for North America during the three months ended March 31, 2013 was attributable primarily to the growth in our higher margin virtual meeting solutions, the re-allocation of customer costs between regions discussed above and a decrease in sales of lower margin third-party products. This decrease was partially offset by continued price concessions to existing customers.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(in thousands)
Selling and marketing expenses:
North America	$21,366	$21,903	(537)	(2.5)
Europe	8,183	7,339	844	11.5
Asia Pacific	4,614	4,792	(178)	(3.7)
Consolidated	$34,163	$34,034	129	0.4

	Three Months Ended March 31,
	2013	2012
	% of Revenue
Selling and marketing expenses:
North America	24.8	25.6
Europe	29.9	28.5
Asia Pacific	29.0	31.7
Consolidated	26.4	26.9

Selling and marketing expenses decreased during the three months ended March 31, 2013 from the same period in the previous year for North America and Asia Pacific, while these expenses increased in Europe. The decrease in North America was primarily due to lower marketing and direct advertising costs since the initial launch of our iMeet and GlobalMeet products, partially offset by an increase in personnel-related costs due an increase in headcount. Europe also had headcount increases over the past year, which resulted in the majority of the increase in selling and marketing expenses for that region. While selling and marketing expenses in Asia Pacific decreased in comparison to the same period of the prior year, this was primarily attributable to the $0.2 million benefit from fluctuations in foreign currencies.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(in thousands)
General and administrative expenses:
North America	$11,173	$10,915	258	2.4
Europe	2,192	2,121	71	3.3
Asia Pacific	2,128	2,245	(117)	(5.2)
Consolidated	$15,493	$15,281	212	1.4

	Three Months Ended March 31,
	2013	2012
	% of Revenue
General and administrative expenses:
North America	13.0	12.7
Europe	8.0	8.2
Asia Pacific	13.4	14.8
Consolidated	12.0	12.1

General and administrative expenses in North America increased slightly in the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of increases in professional fees incurred in connection with various legal and tax matters, none of which were individually significant. There were no significant changes in either Europe or North America, however, fluctuations in foreign currency exchange rates resulted in lower general and administrative expenses in Asia Pacific of $0.1 million.

Research and Development Expenses

Consolidated research and development expense as a percentage of net revenues was 2.9% and 2.7% for the three months ended March 31, 2013 and 2012, respectively. Consolidated research and development expenses increased $0.3 million for the three months ended March 31, 2013. The increase in research and development expenses was primarily driven by additional resources to develop our virtual meeting solutions. We incurred the majority of research and development costs in North America.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$160	$119
Selling and marketing	602	360
Research and development	205	141
General and administrative	707	1,462
Equity-based compensation expense	$1,674	$2,082

Equity-based compensation expense decreased for the three months ended March 31, 2013 as compared to the same period in 2012 as a result of the timing of restricted stock awards granted to our named executive officers.

Depreciation Expense

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(in thousands)
Depreciation expense:
North America	$6,662	$6,627	35	0.5
Europe	982	794	188	23.7
Asia Pacific	595	524	71	13.5
Consolidated	$8,239	$7,945	294	3.7

Consolidated depreciation expense increased for the three months ended March 31, 2013 as compared to the same period in 2012 as a result of increases in our productive asset base.

Amortization Expense

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(in thousands)
Amortization expense:
North America	$462	$833	(371)	(44.5)
Europe	—	387	(387)	(100.0)
Asia Pacific	—	—	—	—
Consolidated	$462	$1,220	(758)	(62.1)

Consolidated amortization expense decreased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of customer lists and non-compete intangible assets from acquisitions in North America and Europe that have become fully amortized.

Restructuring Costs

Consolidated restructuring costs were approximately 0.1% of net revenues for each of the three months ended March 31, 2013 and 2012 and were $0.1 million and $0.2 million, respectively.

Realignment of Workforce – 2012

During the three months ended March 31, 2013, we recorded restructuring expense of $0.1 million of adjustments relating primarily to 2012 severance costs. To date, we have recorded $2.0 million of severance costs and eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.4 million in Asia Pacific. Our reserve for the 2012 realignment was $0.1 million at March 31, 2013, which we anticipate will be paid within a year.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.3 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.4 million in Europe and $1.2 million in Asia Pacific. Our reserve for the 2010 realignment, comprised of severance costs, was $0.1 million at March 31, 2013. We anticipate the severance costs will be paid within a year.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.4 million at March 31, 2013. We anticipate these costs will be paid within the next three years.

Interest Expense

Interest expense was $1.8 million in each of the three months ended March 31, 2013 and 2012. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.70% and 2.76% at March 31, 2013 and 2012, respectively. The weighted-average outstanding balance on our credit facility was $185.8 million and $187.9 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in our weighted-average debt outstanding is attributable to our continued efforts to reduce our debt.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 and 2012 was $2.6 million and $3.0 million, respectively. The decrease in income tax expense during the three months ended March 31, 2013 compared to the same period in the prior year was primarily related to a discrete tax benefit recorded related to our expected 2012 U.S. research and development tax credit. The legislation extending this tax credit was enacted in January 2013.

As of March 31, 2013 and December 31, 2012, we had $5.7 million and $5.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $4.4 million and $4.1 million as of March 31, 2013 and December 31, 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized.

During the three months ended March 31, 2013, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.

Discontinued Operations

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net revenue from discontinued operations	$-	$-

Operating loss	(105)	(30)
Interest expense	(57)	(48)
Income from disposal	—	6
Income tax benefit	59	25
Loss from discontinued operations, net of taxes	$(103)	$(47)

The results of discontinued operations for the three months ended March 31, 2013 and 2012 related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with our PGiSend sale.

Liquidity and Capital Resources

Cash provided by operating activities

Consolidated operating cash flows were $12.4 million and $9.6 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash provided by operating activities was primarily attributable to fluctuations in working capital in 2013 compared to 2012.

Cash used in investing activities

Consolidated investing activities used cash of $9.2 million and $7.7 million for the three months ended March 31, 2013 and 2012, respectively. The principal use of cash in investing activities for the three months ended March 31, 2013 related to $8.8 million of capital expenditures. The principal use of cash in investing activities for the three months ended March 31, 2012 related to $7.5 million of capital expenditures.

Cash used in financing activities

Consolidated financing activities used cash of $2.0 million and of $10.1 million for the three months ended March 31, 2013 and 2012, respectively. The primary use of cash from financing activities in the three months ended March 31, 2012 included $1.1 million of net payments on borrowing arrangements and $1.1 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary use of cash from financing activities in the three months ended March 31, 2012 included $8.1 million of net payments on our borrowing arrangement and $2.9 million in treasury stock purchases, partially offset by $0.9 million related to the exercise of stock options.

Off-balance sheet arrangements

At March 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, six, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at March 31, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of March 31, 2013, was 2.70%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of March 31, 2013, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At March 31, 2013, we were in compliance with the covenants under our credit facility.

At March 31, 2013, we had utilized $183.3 million of our credit facility, with $177.8 million in borrowings and $5.5 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2013, we have no outstanding interest rate swaps.

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

Liquidity

As of March 31, 2013, we had $21.5 million in cash and equivalents compared to $21.0 million as of December 31, 2012.  Cash balances residing outside of the United States were $18.6 million as of each of March 31, 2013 and December 31, 2012.  As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations.  Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States.   We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner.  However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.

At March 31, 2013, we had $116.7 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our cloud-based, virtual meeting solutions, including our iMeet and GlobalMeet solutions;

•	Our ability to attract new customers and to retain and further penetrate our existing customers;

•	Our ability to establish and maintain strategic reseller relationships;

•	Risks associated with challenging global economic conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customer’s confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from the sale of our PGiSend business;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012; and

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this quarterly report on Form 10-Q and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or the date of the statement, if a different date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, as of March 31, 2013, we had no outstanding swaps.

At March 31, 2013, we had borrowings of approximately $177.8 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.8 million based on our March 31, 2013 debt level.

We generated approximately 36.1% of our consolidated net revenues and 32.6% of our operating expenses in countries outside of the United States in the three months ended March 31, 2013. Additionally, we have foreign currency denominated debt as part of our credit facility. At March 31, 2013, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates in the aggregate would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the three months ended March 31, 2013 by approximately $4.7 million, $3.8 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

Other Litigation and Claims

We are involved in other litigation matters and are subject to claims arising in the ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

ITEM 1A. RISK FACTORS.

Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in that report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

January 1 - 31, 2013	8,774	$ 9.78	—	5,608,636
February 1 - 28, 2013	59,387	$ 10.37	—	5,608,636
March 1 - 31, 2013	41,470	$ 10.99	—	5,608,636
Total	109,631	$ 10.56	—	5,608,636

(1)	The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 8,774 shares, 59,387 shares and 41,470 shares for the months of January, February and March 2013, respectively, which do not count against shares authorized under our stock repurchase programs.

(2)	In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of March 31, 2013, we had not repurchased any shares pursuant to this new stock repurchase program. We also have approximately 600,000 shares currently available pursuant to our previous board-approved stock repurchase program approved in July 2011 that continue to be available for repurchase.
30

ITEM 6. EXHIBITS

The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013

PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine

David E. Trine

Chief Financial Officer

(principal financial and accounting officer and

duly authorized signatory of the registrant)

32

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Form of Performance-Based Restricted Stock Agreement (for the Registrant’s long-term incentive program for its named executive officers) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2013 and filed April 3, 2013).†

10.2	Form of Time-Based Restricted Stock Agreement (for the Registrant’s long-term incentive program for its named executive officers) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2013 and filed April 3, 2013).†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

† Management contract or compensatory plan or arrangement.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

