Form 10-Q
period 2013-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2013-08-07
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $0.01 par value	48,174,155 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and equivalents	$25,291	$20,976
Accounts receivable (net of allowances of $796 and $834, respectively)	85,120	75,149
Prepaid expenses and other current assets	20,584	18,245
Income taxes receivable	3,030	1,272
Deferred income taxes, net	11,224	9,852
Total current assets	145,249	125,494
PROPERTY AND EQUIPMENT, NET	103,907	104,613
OTHER ASSETS
Goodwill	294,426	297,773
Intangibles, net of amortization	6,608	7,384
Deferred income taxes, net	2,473	2,597
Other assets	7,085	7,942
Total assets	$559,748	$545,803
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$55,090	$48,166
Income taxes payable	277	1,116
Accrued taxes, other than income taxes	5,272	4,333
Accrued expenses	29,507	32,093
Current maturities of long-term debt and capital lease obligations	1,838	3,137
Accrued restructuring costs	350	1,040
Deferred income taxes, net	1	15
Total current liabilities	92,335	89,900
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	176,716	179,832
Accrued restructuring costs	68	117
Accrued expenses	14,606	15,541
Deferred income taxes, net	12,739	8,209
Total long-term liabilities	204,129	203,699
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 48,181,655 and 47,745,592 shares issued and outstanding, respectively	482	477
Additional paid-in capital	455,673	453,621
Accumulated other comprehensive income	7,072	13,102
Accumulated deficit	(199,943)	(214,996)
Total shareholders’ equity	263,284	252,204
Total liabilities and shareholders’ equity	$559,748	$545,803

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$132,178	$127,015	$261,670	$253,618
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	56,856	53,788	112,363	107,238
Selling and marketing	34,382	32,997	68,545	67,031
General and administrative (exclusive of expenses shown separately below)	16,186	15,934	31,679	31,215
Research and development	3,831	3,526	7,554	6,905
Excise and sales tax expense	77	118	77	118
Depreciation	8,331	8,011	16,570	15,956
Amortization	392	1,212	854	2,432
Restructuring costs (income)	131	(48)	201	113
Asset impairments	54	20	198	45
Net legal settlements and related expenses	220	62	313	82
Acquisition-related costs	212	—	239	—
Total operating expenses	120,672	115,620	238,593	231,135
Operating income	11,506	11,395	23,077	22,483
Other (expense) income
Interest expense	(1,527)	(1,789)	(3,328)	(3,561)
Interest income	50	5	71	9
Other, net	188	(179)	218	(249)
Total other expense, net	(1,289)	(1,963)	(3,039)	(3,801)
Income from continuing operations before income taxes	10,217	9,432	20,038	18,682
Income tax expense	2,109	2,739	4,749	5,763
Net income from continuing operations	8,108	6,693	15,289	12,919
Loss from discontinued operations, net of taxes	(133)	(226)	(236)	(273)
Net income	$7,975	$6,467	$15,053	$12,646
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	46,204	48,103	46,146	48,279
Basic net income per share (1)
Continuing operations	$0.18	$0.14	$0.33	$0.27
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.17	$0.13	$0.33	$0.26
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	46,720	48,551	46,618	48,740
Diluted net income per share (1)
Continuing operations	$0.17	$0.14	$0.33	$0.27
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.17	$0.13	$0.32	$0.26

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$7,975	$6,467	$15,053	$12,646
Other comprehensive (loss) income
Translation adjustments	(3,365)	(2,350)	(6,030)	(467)
Total other comprehensive loss	(3,365)	(2,350)	(6,030)	(467)
Comprehensive income	$4,610	$4,117	$9,023	$12,179

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2012	$477	$453,621	$13,102	$(214,996)	$252,204
Net income	—	—	—	15,053	15,053
Translation adjustments	—	—	(6,030)	—	(6,030)
Equity-based compensation	—	3,449	—	—	3,449
Treasury stock purchase and retirement	—	(168)	—	—	(168)
Tax withholding related to vesting of restricted stock, net	5	(1,492)	—	—	(1,487)
Income tax benefit from equity awards	—	263	—	—	263
BALANCE, June 30, 2013	$482	$455,673	$7,072	$(199,943)	$263,284

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,053	$12,646
Loss from discontinued operations, net of taxes	236	273
Net income from continuing operations	15,289	12,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16,570	15,956
Amortization	854	2,432
Amortization of debt issuance costs	296	295
Net legal settlements and related expenses	313	82
Payments for legal settlements and related expenses	(91)	(17)
Deferred income taxes	1,741	3,342
Restructuring costs	201	113
Payments for restructuring costs	(922)	(1,152)
Asset impairments	198	45
Equity-based compensation	3,636	4,184
Excess tax benefits from share-based payment arrangements	(358)	(264)
Provision for doubtful accounts	360	576
Changes in working capital	(8,189)	(9,344)
Net cash provided by operating activities from continuing operations	29,898	29,167
Net cash used in operating activities from discontinued operations	(257)	(630)
Net cash provided by operating activities	29,641	28,537
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(17,307)	(15,018)
Other investing activities	569	(249)
Business investments and acquisitions, net of cash acquired	(1,194)	(97)
Net cash used in investing activities from continuing operations	(17,932)	(15,364)
Net cash used in investing activities from discontinued operations	—	(60)
Net cash used in investing activities	(17,932)	(15,424)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(31,164)	(35,140)
Proceeds from borrowing arrangements	26,000	24,729
Payments of debt issuance costs	—	(23)
Excess tax benefits of share-based payment arrangements	358	264
Purchase and retirement of treasury stock, at cost	(1,758)	(11,437)
Exercise of stock options	—	853
Net cash used in financing activities from continuing operations	(6,564)	(20,754)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(6,564)	(20,754)
Effect of exchange rate changes on cash and equivalents	(830)	(391)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,315	(8,032)
CASH AND EQUIVALENTS, beginning of period	20,976	32,033
CASH AND EQUIVALENTS, end of period	$25,291	$24,001

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
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2013 are not indicative of the results that may be expected for the full fiscal year of 2013 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets. At June 30, 2013 and December 31, 2012, we had $0.0 million and $0.6 million of restricted cash, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at June 30, 2013 and December 31, 2012 was earned but unbilled revenue of $9.2 million and $6.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. Provision for doubtful accounts was $0.4 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million and $0.1 million in the three months ended June 30, 2013 and 2012, respectively. Write-offs against the allowance for doubtful accounts were $0.4 million in each of the six months ended June 30, 2013 and 2012. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $146.4 million and $134.2 million as of June 30, 2013 and December 31, 2012, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $4.4 million and $3.9 million of these costs for the three months ended June 30, 2013 and 2012, respectively, and $8.3 million and $7.6 million of these costs for the six months ended June 30, 2013 and 2012, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.3 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $6.6 million and $5.8 million for the six months ended June 30, 2013 and 2012, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level, at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2012, the date of our most recent assessment. As of June 30, 2013, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
These three investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value would be recognized. After the effects of foreign currency exchange rate fluctuations, our cost method investments had a total carrying value of $2.8 million and $1.9 million and were included as a component of “Other assets” on our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.
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
USF Charges
In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenues". Had we presented USF charges on a gross basis, net revenues and cost of revenues would have been $6.9 million and $8.2 million higher for the three months ended June 30, 2013 and 2012, respectively, and $14.4 million and $17.0 million higher for the six months ended June 30, 2013 and 2012, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currency Translation
The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive income” component of shareholders’ equity. In addition, certain of our intercompany loans with foreign subsidiaries are considered to be permanently invested for the foreseeable future. Therefore, foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive income” component of shareholders’ equity in our condensed consolidated balance sheets.
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the six months ended June 30, 2013, we repurchased 16,000 shares of our common stock for $0.2 million in the open market pursuant to our board-approved stock repurchase program. During the six months ended June 30, 2012, we repurchased 1,202,874 shares of our common stock for $10.3 million in the open market pursuant to our board-approved stock repurchase program.
During the six months ended June 30, 2013 and 2012, we redeemed 136,863 and 155,985 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.6 million and $1.2 million, respectively, to the Internal Revenue Service on our employees’ behalf.
Preferred Stock
We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.
Restructuring Costs
Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs and are recorded as “Restructuring costs (income)” in our condensed consolidated statements of operations. See Note 3 to our condensed consolidated financial statements for additional information and related disclosures regarding our restructuring costs.
Excise and Sales Tax
Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the six months ended June 30, 2013, we made a $0.3 million payment to one state in partial satisfaction of anticipated amounts due. In 2012, we did not make any significant payments related to the settlement of these state excise and sales tax contingencies.
We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. At June 30, 2013 and December 31, 2012, we had reserved approximately $1.8 million and $2.0 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.
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
Income tax expense for the three and six months ended June 30, 2013 was $2.1 million and $4.7 million, respectively, compared to $2.7 million and $5.8 million, respectively, for the three and six months ended June 30, 2012. The decrease in income tax expense during the three and six months ended June 30, 2013 compared to the same periods in the prior year was primarily due to discrete tax benefits related to state tax adjustments and our expected 2012 U.S. research and development tax credit. The legislation extending this tax credit was enacted in January 2013.
As of June 30, 2013 and December 31, 2012, we had $5.6 million and $5.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $4.3 million and $4.1 million as of June 30, 2013 and December 31, 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2013, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
Fair Value Measurements
Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at June 30, 2013 and December 31, 2012 were based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.
New and Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As the guidance is consistent with our current reporting practices, it will not have a material impact on our condensed consolidated financial position or results of operations.

3.	RESTRUCTURING COSTS
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the six months ended June 30, 2013. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $0.9 million and $1.2 million during the six months ended June 30, 2013 and 2012, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash	Balance at
	December 31, 2012				June 30, 2013
Accrued restructuring costs:
Severance and exit costs	$615	$181	$(690)	$(1)	$105
Contractual obligations	541	20	(232)	(16)	313
Total restructuring costs	$1,156	$201	$(922)	$(17)	$418

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.2 million of severance costs, which included $0.3 million in adjustments recorded in 2013. On a segment basis, these restructuring costs totaled $1.1 million in North America, $0.7 million in Europe and $0.4 million in Asia Pacific. Our reserve for the 2012 realignment was $0.1 million at June 30, 2013, which we anticipate will be paid within one year.
Realignment of Workforce – 2010
During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.2 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.3 million in Europe and $1.2 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in Europe, which was recorded during 2013. There is no remaining reserve for the 2010 realignment at June 30, 2013.
Realignment of Workforce – 2009
During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.3 million at June 30, 2013. We anticipate these costs will be paid within the next two years.

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue from discontinued operations	$—	$—	$—	$—

Operating loss	(152)	(292)	(257)	(322)
Interest expense	(58)	(48)	(115)	(96)
Loss from disposal	—	(8)	—	(2)
Income tax benefit	77	122	136	147
Loss from discontinued operations, net of taxes	$(133)	$(226)	$(236)	$(273)

The results of discontinued operations for the three and six months ended June 30, 2013 and 2012 reflect ongoing administration and resolution of residual liabilities in connection with our PGiSend sale not assumed by EasyLink Services International Corporation, or EasyLink, the entity that purchased our PGiSend business in 2010.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2012 to June 30, 2013 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2012	$364,563	$20,216	$5,417	$390,196
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2012	272,140	20,216	5,417	297,773
Impact of currency fluctuations	(1,240)	(1,488)	(619)	(3,347)
Carrying value at June 30, 2013	$270,900	$18,728	$4,798	$294,426

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Adjustments to the goodwill carrying value since December 31, 2012 are due to foreign currency fluctuations against the U.S. Dollar.
Other Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$65,399	$(61,009)	$4,390	$65,888	$(60,957)	$4,931
Non-compete agreements	5,685	(5,636)	49	5,756	(5,593)	163
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	3,271	(1,102)	2,169	3,193	(903)	2,290
Total other intangible assets	$75,355	$(68,747)	$6,608	$75,837	$(68,453)	$7,384

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $1.1 million and $0.9 million of these assets recorded at June 30, 2013 and December 31, 2012, respectively.
Other intangible assets include $5.3 million of net intangible assets that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $0.9 million of trademarks. Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

Year	Estimated Annual Amortization Expense
2013	$1,503
2014	$1,116
2015	$1,112
2016	$852
2017	$852

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.INDEBTEDNESS
Long-term debt and capital lease obligations at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Borrowings on credit facility	$174,803	$178,062
Capital lease obligations	3,751	4,907
Subtotal	178,554	182,969
Less current portion	(1,838)	(3,137)
Total long-term debt and capital lease obligations	$176,716	$179,832
Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, American Teleconferencing Services Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at June 30, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2013, was 2.48%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2013, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2013, we were in compliance with the covenants under our credit facility.

7.	EQUITY-BASED COMPENSATION
We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisers under our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan, each plan as amended. Options issued under our 2004 plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. We may only issue non-qualified options under our directors stock plan. The compensation committee of our board of directors administers these stock plans.
Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. Included in the expense amounts are employer related costs for taxes incurred upon vesting of awards which do not impact Additional Paid-In Capital. The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$142	$148	$302	$267
Selling and marketing	539	424	1,141	784
Research and development	224	135	429	276
General and administrative	1,057	1,395	1,764	2,857
Equity-based compensation expense	$1,962	$2,102	$3,636	$4,184

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Awards
The fair value of restricted stock awards is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain stock-based awards will be achieved and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily canceled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Our estimated forfeiture rate for restricted stock awards is 3.0%.
The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2012 to June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	1,764,672	$8.50
Granted	650,490	11.10
Vested/released	(475,306)	8.42
Forfeited	(54,165)	8.26
Unvested at June 30, 2013	1,885,691	$9.43
The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2013 and 2012 was $11.10 and $8.95, respectively. The aggregate fair value of restricted stock vested was $1.7 million and $5.2 million for the three and six months ended June 30, 2013, respectively, and $1.8 million and $4.7 million for the three and six months ended June 30, 2012, respectively. During the six months ended June 30, 2013 and the year ended December 31, 2012, we issued 330,912 and 637,686 shares, respectively, of our common stock relating to the vesting of restricted stock awards. As of June 30, 2013, we had $14.7 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.3 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2012 to June 30, 2013:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	87,168	$11.23
Granted	—	—
Exercised	—	—
Expired	(74,668)	11.33
Options outstanding and exercisable at June 30, 2013	12,500	$10.69	1.45	$17,225

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2013 and 2012, we had no remaining unvested stock options to be recorded as an expense for future periods. During the year ended December 31, 2012, we issued 109,167 shares of our common stock as a result of options exercised. No options were exercised during the six months ended June 30, 2013.

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2013 and June 30, 2012, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends or dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares and stock options for the three and six months ended June 30, 2013 and 2012.
The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income from continuing operations	$8,108	$6,693	$15,289	$12,919
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	46,204	48,103	46,146	48,279
Add effect of dilutive securities:
Unvested restricted shares	506	448	467	451
Stock options	10	—	5	10
Weighted-average shares outstanding - diluted	46,720	48,551	46,618	48,740
Basic net income per share from continuing operations	$0.18	$0.14	$0.33	$0.27
Diluted net income per share from continuing operations	$0.17	$0.14	$0.33	$0.27

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2013 excludes the effect of an aggregate of 890 and 45,361 restricted shares and out-of-the-money options, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2012 excludes the effect of an aggregate of 117,077 and 149,913 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
North America	$86,492	$84,584	$172,669	$170,269
Europe	28,964	26,739	56,354	52,518
Asia Pacific	16,722	15,692	32,647	30,831
Consolidated	$132,178	$127,015	$261,670	$253,618
Operating income:
North America	$2,795	$2,965	$7,186	$5,800
Europe	8,024	7,567	14,829	14,702
Asia Pacific	687	863	1,062	1,981
Consolidated	$11,506	$11,395	$23,077	$22,483

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash paid for interest	$2,367	$2,820
Income tax payments	$3,950	$3,907
Income tax refunds	$67	$1,171
Capital lease additions	$1,024	$1,485
Capitalized interest	$132	$107
At June 30, 2013 and 2012, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $2.3 million and $2.8 million, respectively.
12.    SUBSEQUENT EVENTS
On August 1, 2013, we acquired certain assets and assumed certain liabilities of a U.S.-based provider of audio and web conferencing services, for approximately $10.5 million in cash, net of working capital.  Additional consideration of up to $0.5 million may be paid based on the achievement of certain revenue targets in 2013.

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
During 2013, we are continuing our strategy to transition PGi to a software-as-a-service, or SaaS, company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions, iMeet® and GlobalMeet®. As a result and except as provided herein, the following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial accomplishments for the second quarter ended June 30, 2013 include:

•
Generated approximately 4.1% growth in our net revenues for the three months ended June 30, 2013 compared to the same period in 2012, despite a negative impact of 0.8% from fluctuations in foreign currency exchange rates; and

•	Grew revenues from our SaaS products by approximately 75% during the three months ended June 30, 2013 as compared to the same period in 2012.
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
In the first six months of 2013, 36.6% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first six months of 2013 negatively affected our net revenues by approximately $1.8 million as compared to the same period in 2012.
We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $261.7 million in the first six months of 2013 as compared to $253.6 million in the same period in 2012, primarily due to our volume growth.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of June 30, 2013, borrowings under our $375.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $174.8 million. See “- Results of Operations - Liquidity and Capital Resources - Capital Resources” for a description of our credit facility.
In addition, we intend to continue to prudently invest in our virtual meeting solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The results of operations for the six months ended June 30, 2013 are not indicative of the results that may be expected for the full fiscal year of 2013 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenues
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2013	2012	$	%
Net revenues:
North America	$86,492	$84,584	1,908	2.3
Europe	28,964	26,739	2,225	8.3
Asia Pacific	16,722	15,692	1,030	6.6
Consolidated	$132,178	$127,015	5,163	4.1
Operating income:
North America	$2,795	$2,965	(170)
Europe	8,024	7,567	457
Asia Pacific	687	863	(176)
Consolidated	$11,506	$11,395	111
Percent of net revenues:
North America	65.4%	66.6%
Europe	21.9%	21.1%
Asia Pacific	12.7%	12.3%
Consolidated	100.0%	100.0%

	Six Months Ended June 30,		Change
	2013	2012	$	%
Net revenues:
North America	$172,669	$170,269	2,400	1.4
Europe	56,354	52,518	3,836	7.3
Asia Pacific	32,647	30,831	1,816	5.9
Consolidated	$261,670	$253,618	8,052	3.2
Operating income:
North America	$7,186	$5,800	1,386
Europe	14,829	14,702	127
Asia Pacific	1,062	1,981	(919)
Consolidated	$23,077	$22,483	594
Percent of net revenues:
North America	66.0%	67.1%
Europe	21.5%	20.7%
Asia Pacific	12.5%	12.2%
Consolidated	100.0%	100.0%

Consolidated Net Revenues
The following tables detail the changes in consolidated net revenues from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2012	$127,015	$84,584	$26,739	$15,692
Change in volume	15,078	5,256	5,466	4,356
Change in average selling prices	(8,894)	(3,302)	(3,264)	(2,328)
Impact of fluctuations in foreign currency exchange rates	(1,021)	(46)	23	(998)
June 30, 2013	$132,178	$86,492	$28,964	$16,722

	Six Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2012	$253,618	$170,269	$52,518	$30,831
Change in volume	35,103	13,841	11,386	9,876
Change in average selling prices	(25,298)	(11,372)	(7,559)	(6,367)
Impact of fluctuations in foreign currency exchange rates	(1,753)	(69)	9	(1,693)
June 30, 2013	$261,670	$172,669	$56,354	$32,647
Net revenues increased in each of our operating segments during the three and six months ended June 30, 2013 from the comparable prior year periods due to increased volume, partially offset by decreased average selling prices. These trends in volume and average selling prices are primarily due to volume growth from newly acquired and existing large enterprise customers, mix of products sold and continued price reductions to existing customers. Fluctuations in foreign exchange rates negatively impacted net revenues in Asia Pacific by $1.0 million and $1.7 million, during the three and six months ended June 30, 2013, respectively, but did not have a significant impact in North America or Europe.
Cost of Revenues

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Cost of revenues:
North America	$38,821	$38,270	551	1.4
Europe	9,294	8,056	1,238	15.4
Asia Pacific	8,741	7,462	1,279	17.1
Consolidated	$56,856	$53,788	3,068	5.7

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Cost of revenues:
North America	$76,955	$77,277	(322)	(0.4)
Europe	18,522	16,041	2,481	15.5
Asia Pacific	16,886	13,920	2,966	21.3
Consolidated	$112,363	$107,238	5,125	4.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	% of Revenue		% of Revenue
Cost of revenues:
North America	44.9	45.2	44.6	45.4
Europe	32.1	30.1	32.9	30.5
Asia Pacific	52.3	47.6	51.7	45.1
Consolidated	43.0	42.3	42.9	42.3
The increase in costs of revenues as a percentage of segment net revenues for Europe and Asia Pacific during the three and six months ended June 30, 2013 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements in certain countries in Asia Pacific with higher telecommunication costs and price concessions to existing customers in both regions. In addition, certain global customer costs were re-allocated between regions, resulting in higher costs of revenues in Europe offset by lower North America costs. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. The increases in Europe were mitigated by growth in sales of our higher margin virtual meeting solutions. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue in Asia Pacific of $0.3 million and $0.5 million during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.
The decrease in cost of revenues as a percentage of segment net revenues for North America during the three and six months ended June 30, 2013 was attributable primarily to the growth in our higher margin virtual meeting solutions, the re-allocation of customer costs between regions discussed above and a decrease in sales of lower margin third-party products. This decrease was partially offset by continued price concessions to existing customers.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Selling and marketing expenses:
North America	$21,468	$20,426	1,042	5.1
Europe	8,129	7,853	276	3.5
Asia Pacific	4,785	4,718	67	1.4
Consolidated	$34,382	$32,997	1,385	4.2

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Selling and marketing expenses:
North America	$42,834	$42,329	505	1.2
Europe	16,312	15,192	1,120	7.4
Asia Pacific	9,399	9,510	(111)	(1.2)
Consolidated	$68,545	$67,031	1,514	2.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	% of Revenue		% of Revenue
Selling and marketing expenses:
North America	24.8	24.1	24.8	24.9
Europe	28.1	29.4	28.9	28.9
Asia Pacific	28.6	30.1	28.8	30.8
Consolidated	26.0	26.0	26.2	26.4
Selling and marketing expenses increased during the three and six months ended June 30, 2013 from the same periods in the previous year for North America and Europe. The increase in North America was primarily due to an increase in personnel-related costs due to an increase in headcount, as well as new promotional incentives on certain products beginning in 2013. These increases were partially offset by lower marketing and direct advertising costs since the initial launch of our iMeet and GlobalMeet products. Europe also had headcount increases over the past year, which resulted in the majority of the increase in selling and marketing expenses for that region. The increases in Europe were partially offset by the impact of severance costs incurred during the three months ended June 30, 2012. While selling and marketing expenses in Asia Pacific remained fairly consistent for each of the three and six months ended June 30, 2013 in comparison to the same periods of the prior year, fluctuations in foreign currencies resulted in a decrease of $0.2 million and $0.4 million, respectively. The foreign currency impact to Asia Pacific was primarily offset by increases in personnel-related costs due to an increase in headcount and advertising costs.
General and Administrative Expenses

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
General and administrative expenses:
North America	$11,946	$11,758	188	1.6
Europe	2,360	2,083	277	13.3
Asia Pacific	1,880	2,093	(213)	(10.2)
Consolidated	$16,186	$15,934	252	1.6

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
General and administrative expenses:
North America	$23,119	$22,673	446	2.0
Europe	4,552	4,204	348	8.3
Asia Pacific	4,008	4,338	(330)	(7.6)
Consolidated	$31,679	$31,215	464	1.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	% of Revenue		% of Revenue
General and administrative expenses:
North America	13.8	13.9	13.4	13.3
Europe	8.1	7.8	8.1	8.0
Asia Pacific	11.2	13.3	12.3	14.1
Consolidated	12.2	12.5	12.1	12.3

General and administrative expenses in North America and Europe increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily as a result of increases in professional fees incurred in connection with various legal and tax matters, none of which were individually significant. General and administrative expenses in Asia Pacific decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to a decrease in bad debt expense.
Research and Development Expenses
Consolidated research and development expense as a percentage of net revenues was 2.9% in each of the three and six months ended June 30, 2013, and was 2.8% and 2.7% for the three and six months ended June 30, 2012, respectively. Consolidated research and development expenses increased $0.3 million and $0.6 million for the three and six months ended June 30, 2013. The increase in research and development expenses was primarily driven by additional resources to develop our virtual meeting solutions. We incurred the majority of research and development costs in North America.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$142	$148	$302	$267
Selling and marketing	539	424	1,141	784
Research and development	224	135	429	276
General and administrative	1,057	1,395	1,764	2,857
Equity-based compensation expense	$1,962	$2,102	$3,636	$4,184

Equity-based compensation expense decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 as a result of the timing of restricted stock awards granted to our named executive officers.
Depreciation Expense

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Depreciation expense:
North America	$6,753	$6,676	77	1.2
Europe	956	779	177	22.7
Asia Pacific	622	556	66	11.9
Consolidated	$8,331	$8,011	320	4.0

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Depreciation expense:
North America	$13,415	$13,303	112	0.8
Europe	1,938	1,573	365	23.2
Asia Pacific	1,217	1,080	137	12.7
Consolidated	$16,570	$15,956	614	3.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	% of Revenue		% of Revenue
Depreciation expense:
North America	7.8	7.9	7.8	7.8
Europe	3.3	2.9	3.4	3.0
Asia Pacific	3.7	3.5	3.7	3.5
Consolidated	6.3	6.3	6.3	6.3

Consolidated depreciation expense increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 as a result of increases in our productive asset base.
Amortization Expense

	Three Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Amortization expense:
North America	$392	$833	(441)	(52.9)
Europe	—	379	(379)	(100.0)
Asia Pacific	—	—	—	—
Consolidated	$392	$1,212	(820)	(67.7)

	Six Months Ended June 30,		Change
	2013	2012	$	%
	(in thousands)
Amortization expense:
North America	$854	$1,666	(812)	(48.7)
Europe	—	766	(766)	(100.0)
Asia Pacific	—	—	—	—
Consolidated	$854	$2,432	(1,578)	(64.9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	% of Revenue		% of Revenue
Amortization expense:
North America	0.5	1.0	0.5	1.0
Europe	—	1.4	—	1.5
Asia Pacific	—	—	—	—
Consolidated	0.3	1.0	0.3	1.0
Consolidated amortization expense decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of customer lists and non-compete intangible assets from acquisitions in North America and Europe that have become fully amortized.

Restructuring Costs
Consolidated restructuring costs were $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively, representing less than 0.1% of net revenues for each period.
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.2 million of severance costs which included $0.3 million in adjustments recorded in 2013. On a segment basis, these restructuring costs totaled $1.1 million in North America, $0.7 million in Europe and $0.4 million in Asia Pacific. Our reserve for the 2012 realignment was $0.1 million at June 30, 2013, which we anticipate will be paid within one year.
Realignment of Workforce – 2010
During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.2 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.3 million in Europe and $1.2 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in Europe, which was recorded during 2013. There is no remaining reserve for the 2010 realignment at June 30, 2013.
Realignment of Workforce – 2009
During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.3 million at June 30, 2013. We anticipate these costs will be paid within the next two years.
Interest Expense
Interest expense was $1.5 million and $1.8 million in the three months ended June 30, 2013 and 2012, respectively, and was $3.3 million and $3.6 million in the six months ended June 30, 2013 and 2012, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.48% and 2.75% at June 30, 2013 and 2012, respectively. The weighted-average outstanding balance on our credit facility was $185.4 million and $188.7 million for the three months ended June 30, 2013 and 2012, respectively, and $185.6 million and $188.1 million in the six months ended June 30, 2013 and 2012, respectively.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2013 was $2.1 million and $4.7 million, respectively, compared to $2.7 million and $5.8 million for the three and six months ended June 30, 2012, respectively. The decrease in income tax expense during the three and six months ended June 30, 2013 compared to the same periods in the prior year was primarily due to discrete tax benefits related to state tax adjustments and our expected 2012 U.S. research and development tax credit. The legislation extending this tax credit was enacted in January 2013.
As of June 30, 2013 and December 31, 2012, we had $5.6 million and $5.4 million, respectively, of unrecognized tax benefits. Upon resolution, unrecognized tax benefits of $4.3 million and $4.1 million as of June 30, 2013 and December 31, 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended

June 30, 2013, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
Discontinued Operations
The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue from discontinued operations	$—	$—	$—	$—

Operating loss	(152)	(292)	(257)	(322)
Interest expense	(58)	(48)	(115)	(96)
Loss from disposal	—	(8)	—	(2)
Income tax benefit	77	122	136	147
Loss from discontinued operations, net of taxes	$(133)	$(226)	$(236)	$(273)
The results of discontinued operations for the three and six months ended June 30, 2013 and 2012 reflect ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with our PGiSend sale.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows were $29.9 million and $29.2 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash provided by operating activities was primarily attributable to fluctuations in working capital in 2013 compared to 2012.
Cash used in investing activities
Consolidated investing activities used cash of $17.9 million and $15.4 million for the six months ended June 30, 2013 and 2012, respectively. The principal use of cash in investing activities for the six months ended June 30, 2013 related to $17.3 million of capital expenditures. The principal use of cash in investing activities for the six months ended June 30, 2012 related to $15.0 million of capital expenditures. The increase was primarily due to higher investment in new software and expansion of our international network.
Cash used in financing activities
Consolidated financing activities used cash of $6.6 million and $20.8 million for the six months ended June 30, 2013 and 2012, respectively. The primary use of cash from financing activities in the six months ended June 30, 2013 included $5.2 million of net payments on borrowing arrangements and $1.8 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary use of cash from financing activities in the six months ended June 30, 2012 included $10.4 million of net payments on our borrowing arrangements and $11.4 million in treasury stock purchases, partially offset by $0.9 million related to the exercise of stock options.
Off-balance sheet arrangements
At June 30, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR for one, two, three, six, nine or twelve months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at June 30, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2013, was 2.48%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2013, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2013, we were in compliance with the covenants under our credit facility.
At June 30, 2013, we had utilized $180.3 million of our credit facility, with $174.8 million in borrowings and $5.5 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2013, we have no outstanding interest rate swaps.
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
Liquidity
As of June 30, 2013, we had $25.3 million in cash and equivalents compared to $21.0 million as of December 31, 2012.  Cash balances residing outside of the United States were $21.8 million and $18.6 million as of June 30, 2013 and December 31, 2012, respectively.  As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations.  Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States.   We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner.  However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At June 30, 2013, we had $119.7 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.
Subsequent Events
On August 1, 2013, we acquired certain assets and assumed certain liabilities of a U.S.-based provider of audio and web conferencing services, for approximately $10.5 million in cash, net of working capital.  Additional consideration of up to $0.5 million may be paid based on the achievement of certain revenue targets in 2013.

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
We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this quarterly report on Form 10-Q and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We do not undertake any obligation to update or to release publicly any revisions to forward looking statements to reflect events or circumstances occurring after the date of the quarterly report or the date of the statement, if a different date, or to reflect the occurrence of unanticipated events.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, as of June 30, 2013, we had no outstanding swaps.
At June 30, 2013, we had borrowings of approximately $174.8 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $1.8 million based on our June 30, 2013 debt level.
We generated approximately 36.6% of our consolidated net revenues and 32.5% of our operating expenses in countries outside of the United States in the six months ended June 30, 2013. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2013, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates in the aggregate would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the six months ended June 30, 2013 by approximately $9.6 million, $7.8 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at June 30, 2013.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
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

ITEM 1A	RISK FACTORS
Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in that report.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2013	16,000	$10.52	16,000	5,592,636
May 1 - 31, 2013	—	—	—	5,592,636
June 1 - 30, 2013	27,232	$12.07	—	5,592,636
Total	43,232	$11.50	16,000	5,592,636

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 27,232 shares for the month June 2013, which do not count against shares authorized under our stock repurchase programs.

(2)
In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of June 30, 2013, we had not repurchased any shares pursuant to this new stock repurchase program. We also have approximately 600,000 shares currently available for repurchase pursuant to our previous board-approved stock repurchase program approved in July 2011 that continue to be available for repurchase.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2013
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