Form 10-Q
period 2013-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2013-11-12
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Stock, $0.01 par value	48,349,874 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and equivalents	$37,072	$20,976
Accounts receivable (net of allowances of $753 and $834, respectively)	86,646	75,149
Prepaid expenses and other current assets	21,103	18,245
Income taxes receivable	3,644	1,272
Deferred income taxes, net	11,197	9,852
Total current assets	159,662	125,494
PROPERTY AND EQUIPMENT, NET	107,597	104,613
OTHER ASSETS
Goodwill	310,908	297,773
Intangibles, net of amortization	43,108	7,384
Deferred income taxes, net	2,469	2,597
Other assets	10,375	7,942
Total assets	$634,119	$545,803
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,951	$48,166
Income taxes payable	554	1,116
Accrued taxes, other than income taxes	12,959	4,333
Accrued expenses	33,307	32,093
Current maturities of long-term debt and capital lease obligations	2,124	3,137
Accrued restructuring costs	384	1,040
Deferred income taxes, net	30	15
Total current liabilities	106,309	89,900
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	223,142	179,832
Accrued restructuring costs	49	117
Accrued expenses	17,109	15,541
Deferred income taxes, net	15,334	8,209
Total long-term liabilities	255,634	203,699
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 48,349,874 and 47,745,592 shares issued and outstanding, respectively	484	477
Additional paid-in capital	457,572	453,621
Accumulated other comprehensive income	9,400	13,102
Accumulated deficit	(195,280)	(214,996)
Total shareholders’ equity	272,176	252,204
Total liabilities and shareholders’ equity	$634,119	$545,803

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$130,570	$125,892	$392,240	$379,510
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	56,203	53,806	168,566	161,044
Selling and marketing	33,379	31,725	101,924	98,756
General and administrative (exclusive of expenses shown separately below)	15,605	15,855	47,284	47,070
Research and development	4,145	3,703	11,699	10,608
Excise and sales tax expense	1	—	78	118
Depreciation	8,459	8,251	25,029	24,207
Amortization	855	807	1,709	3,239
Restructuring costs	240	590	441	703
Asset impairments	18	696	216	741
Net legal settlements and related expenses	278	1,769	591	1,851
Acquisition-related costs	2,805	—	3,044	—
Total operating expenses	121,988	117,202	360,581	348,337
Operating income	8,582	8,690	31,659	31,173
Other (expense) income
Interest expense	(1,599)	(1,843)	(4,927)	(5,404)
Interest income	22	10	93	19
Other, net	(88)	(282)	130	(531)
Total other expense, net	(1,665)	(2,115)	(4,704)	(5,916)
Income from continuing operations before income taxes	6,917	6,575	26,955	25,257
Income tax expense	2,072	855	6,821	6,618
Net income from continuing operations	4,845	5,720	20,134	18,639
Loss from discontinued operations, net of taxes	(182)	(61)	(418)	(334)
Net income	$4,663	$5,659	$19,716	$18,305
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	46,313	47,297	46,202	47,949
Basic net income per share (1)
Continuing operations	$0.10	$0.12	$0.44	$0.39
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.10	$0.12	$0.43	$0.38
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	46,818	47,800	46,685	48,424
Diluted net income per share (1)
Continuing operations	$0.10	$0.12	$0.43	$0.38
Discontinued operations	—	—	0.01	(0.01)
Net income per share	$0.10	$0.12	$0.42	$0.38

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$4,663	$5,659	$19,716	$18,305
Other comprehensive income (loss)
Translation adjustments	2,328	2,695	(3,702)	2,228
Total other comprehensive income (loss)	2,328	2,695	(3,702)	2,228
Comprehensive income	$6,991	$8,354	$16,014	$20,533

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2012	$477	$453,621	$13,102	$(214,996)	$252,204
Net income	—	—	—	19,716	19,716
Translation adjustments	—	—	(3,702)	—	(3,702)
Equity-based compensation	—	5,447	—	—	5,447
Treasury stock purchase and retirement	—	(168)	—	—	(168)
Tax withholding related to vesting of restricted stock, net	7	(1,596)	—	—	(1,589)
Income tax benefit from equity awards	—	268	—	—	268
BALANCE, September 30, 2013	$484	$457,572	$9,400	$(195,280)	$272,176

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,716	$18,305
Loss from discontinued operations, net of taxes	418	334
Net income from continuing operations	20,134	18,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	25,029	24,207
Amortization	1,709	3,239
Amortization of debt issuance costs	450	443
Net legal settlements and related expenses	591	1,851
Payments for legal settlements and related expenses	(272)	(101)
Deferred income taxes	2,182	2,907
Restructuring costs	441	703
Payments for restructuring costs	(1,158)	(1,887)
Asset impairments	216	741
Equity-based compensation	5,694	6,113
Excess tax benefits from share-based payment arrangements	(360)	(267)
Provision for doubtful accounts	214	828
Changes in working capital	1,623	(14,412)
Net cash provided by operating activities from continuing operations	56,493	43,004
Net cash used in operating activities from discontinued operations	(493)	(668)
Net cash provided by operating activities	56,000	42,336
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,794)	(24,154)
Business acquisitions, net of cash acquired	(50,873)	—
Other investing activities	(457)	(1,479)
Net cash used in investing activities from continuing operations	(76,124)	(25,633)
Net cash used in investing activities from discontinued operations	—	(60)
Net cash used in investing activities	(76,124)	(25,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(55,494)	(53,011)
Proceeds from borrowing arrangements	94,750	55,529
Payments of debt issuance costs	(1,253)	(23)
Excess tax benefits of share-based payment arrangements	360	267
Purchase and retirement of treasury stock, at cost	(2,087)	(19,358)
Exercise of stock options	—	932
Net cash provided by (used in) financing activities from continuing operations	36,276	(15,664)
Net cash used in financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	36,276	(15,664)
Effect of exchange rate changes on cash and equivalents	(56)	132
NET INCREASE IN CASH AND EQUIVALENTS	16,096	1,111
CASH AND EQUIVALENTS, beginning of period	20,976	32,033
CASH AND EQUIVALENTS, end of period	$37,072	$33,144

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION
Premiere Global Services, Inc., or PGi, has been a global leader in collaboration and virtual meetings for over 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice, mobile, web streaming and file sharing technologies. PGi solutions are available via desktops, tablets and mobile devices, helping businesses worldwide be more productive, mobile and environmentally responsible. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2013 are not indicative of the results that may be expected for the full fiscal year of 2013 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets. At September 30, 2013 and December 31, 2012, we had $0.0 million and $0.6 million of restricted cash, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at September 30, 2013 and December 31, 2012 was earned but unbilled revenue of $8.7 million and $6.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Due to the recovery of an amount previously written off, there was a benefit to the provision for doubtful accounts of ($0.1) million for the three months ended September 30, 2013, while the provision for doubtful accounts was $0.3 million for the three months ended September 30, 2012. Provision for doubtful accounts was $0.2 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. (Recoveries) write-offs against the allowance for doubtful accounts were ($0.1) million and $0.3 million in the three months ended September 30, 2013 and 2012, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $152.8 million and $134.2 million as of September 30, 2013 and December 31, 2012, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $4.8 million and $3.6 million of these costs for the three months ended September 30, 2013 and 2012, respectively, and $13.1 million and $11.2 million of these costs for the nine months ended September 30, 2013 and 2012, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.5 million and $3.2 million for the three months ended September 30, 2013 and 2012, respectively, and $10.0 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level, at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2012, the date of our most recent assessment. As of September 30, 2013, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
These three investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value would be recognized. After the effects of foreign currency exchange rate fluctuations, our cost method investments had a total carrying value of $2.9 million and $1.9 million as of September 30, 2013 and December 31, 2012, respectively. These amounts were included as a component of “Other assets” on our condensed consolidated balance sheets for each period presented, except for the convertible promissory note, which was included as a component of “Prepaid expenses and other current assets” as of September 30, 2013.
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
USF Charges
In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenues". Had we presented USF charges on a gross basis, net revenues

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and cost of revenues would have been $6.5 million and $7.4 million higher for the three months ended September 30, 2013 and 2012, respectively, and $20.9 million and $24.4 million higher for the nine months ended September 30, 2013 and 2012, respectively.
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
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the nine months ended September 30, 2013, we repurchased 16,000 shares of our common stock for $0.2 million in the open market at an average price of $10.52 per share pursuant to our board-approved stock repurchase program. During the nine months ended September 30, 2012, we repurchased 1,990,843 shares of our common stock for $17.7 million in the open market at an average price of $8.88 per share pursuant to our board-approved stock repurchase program.
During the nine months ended September 30, 2013 and 2012, we redeemed 147,142 and 192,883 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.9 million and $1.7 million, respectively, to the Internal Revenue Service on our employees’ behalf.
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
Acquisition-related Costs
Acquisition-related costs reflected in our condensed consolidated statements of operations include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration-related professional fees and other post-business combination expenses associated with our acquisitions.
The following table summarizes acquisition-related costs incurred during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Professional fees	$1,287	$1,287
Release of indemnification asset	1,129	1,129
Integration-related costs	389	628
Total acquisition-related costs	$2,805	$3,044
For further discussion of the indemnification asset and related costs see Note 12 to our condensed consolidated financial statements and "-Income Taxes" below.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Excise and Sales Tax
Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the nine months ended September 30, 2013, we made payments of $0.7 million in partial satisfaction of anticipated amounts due to certain states. In 2012, we did not make any significant payments related to the settlement of these state excise and sales tax contingencies.
We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. At September 30, 2013 and December 31, 2012, we had reserved approximately $6.0 million and $2.0 million, respectively, for certain state excise and sales tax contingencies and interest. The increase in this reserve is primarily related to our acquisition of ACT Teleconferencing Inc., or ACT. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, or new information becomes available, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.
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
Income tax expense for the three and nine months ended September 30, 2013 was $2.1 million and $6.8 million, respectively, compared to $0.9 million and $6.6 million, respectively, for the three and nine months ended September 30, 2012. The increase in income tax expense during the three and nine months ended September 30, 2013 compared to the same periods in the prior year is related to discrete tax benefits in 2012 not present in 2013. Income tax expense for both the three and nine months ended September 30, 2013 includes a $1.0 million benefit due to the release of certain unrecognized tax benefits recorded in connection with our ACT acquisition. This amount was offset by expense associated with the reversal of the related tax indemnification asset which was recorded in acquisition-related costs.
As of September 30, 2013 and December 31, 2012, we had $9.0 million and $5.4 million, respectively, of unrecognized tax benefits. The increase in this amount is primarily related to our ACT acquisition. Upon resolution, unrecognized tax benefits of $7.5 million and $4.1 million as of September 30, 2013 and December 31, 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2013, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
Fair Value Measurements
Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The fair value amounts for cash and equivalents, accounts receivable, net, and accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at September 30, 2013 and December 31, 2012 were based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the nine months ended September 30, 2013. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.2 million and $1.9 million during the nine months ended September 30, 2013 and 2012, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash	Balance at
	December 31, 2012				September 30, 2013
Accrued restructuring costs:
Severance and exit costs	$615	$406	$(836)	$2	$187
Contractual obligations	541	35	(322)	(8)	246
Total restructuring costs	$1,156	$441	$(1,158)	$(6)	$433
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.4 million of severance costs, which included $0.5 million in adjustments recorded in 2013. On a segment basis, these restructuring costs totaled $1.1 million in North America, $0.9 million in Europe and $0.4 million in Asia Pacific. Our reserve for the 2012 realignment was $0.2 million at September 30, 2013, which we anticipate will be paid within one year.
Realignment of Workforce – 2010
During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.2 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business in 2010 to Easylink Services International Corporation, or Easylink, as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.3 million in Europe and $1.2 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in Europe, which was recorded during 2013. There is no remaining reserve for the 2010 realignment at September 30, 2013.
Realignment of Workforce – 2009
During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.2 million at September 30, 2013. We anticipate these costs will be paid within the next two years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue from discontinued operations	$—	$—	$—	$—

Operating loss	(224)	(39)	(481)	(361)
Interest expense	(58)	(48)	(173)	(144)
Loss from disposal	(6)	(7)	(6)	(9)
Income tax benefit	106	33	242	180
Loss from discontinued operations, net of taxes	$(182)	$(61)	$(418)	$(334)
The results of discontinued operations for the three and nine months ended September 30, 2013 and 2012 reflect ongoing administration and resolution of residual liabilities in connection with our PGiSend sale not assumed by EasyLink.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2012 to September 30, 2013 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2012	$364,563	$20,216	$5,417	$390,196
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2012	272,140	20,216	5,417	297,773
Acquisitions	12,172	2,252	1,319	15,743
Impact of currency fluctuations	(871)	(1,267)	(470)	(2,608)
Carrying value at September 30, 2013	$283,441	$21,201	$6,266	$310,908

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Goodwill due to acquisitions has been determined on a consolidated basis and preliminarily allocated to reporting units. A formal allocation to reporting units has not yet been completed. Refer to Note 12 to our condensed consolidated financial statements for additional information on goodwill acquired.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$101,475	$(62,113)	$39,362	$65,888	$(60,957)	$4,931
Non-compete agreements	7,295	(5,725)	1,570	5,756	(5,593)	163
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	3,378	(1,202)	2,176	3,193	(903)	2,290
Total other intangible assets	$113,148	$(70,040)	$43,108	$75,837	$(68,453)	$7,384
We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $1.1 million and $0.9 million of these assets recorded at September 30, 2013 and December 31, 2012, respectively.

Other intangible assets include $41.8 million of net intangible assets that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Included in the September 30, 2013 balance of "Other intangible assets" was $35.3 million of customer lists and $1.6 million of non-compete agreements related to recent acquisitions. These amounts are incorporated into our preliminary valuation of assets acquired and liabilities assumed within Note 12 to our condensed consolidated financial statements. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $0.9 million of trademarks. Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

Year	Estimated Annual Amortization Expense
2013	$3,135
2014	$5,644
2015	$5,640
2016	$5,380
2017	$5,380

6.INDEBTEDNESS
Long-term debt and capital lease obligations at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Borrowings on credit facility	$220,297	$178,062
Capital lease obligations	4,969	4,907
Subtotal	225,266	182,969
Less current portion	(2,124)	(3,137)
Total long-term debt and capital lease obligations	$223,142	$179,832
On August 27, 2013, we amended our credit facility by increasing the overall borrowing capacity to $400.0 million from $300.0 million and extending the maturity date from December 20, 2016 to August 27, 2018. In connection with this amendment, we incurred $1.3 million in debt issuance costs, which were capitalized and included within "Other assets" in our condensed consolidated balance sheets and will be amortized as an adjustment to "Interest expense" over the remaining life of the credit facility. Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services Ltd., or ATS, is the borrower under our credit facility,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively, at September 30, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2013, was 2.22%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2013, the rate applied to the unused portion of our credit facility was 0.30%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2013, we were in compliance with the covenants under our credit facility.

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
Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the applicable vesting periods. Included in the expense amounts are employer-related costs for taxes incurred upon vesting of awards which do not impact "Additional Paid-In Capital." The following table presents total equity-based compensation expense for restricted stock awards included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$142	$103	$444	$370
Selling and marketing	571	270	1,712	1,054
Research and development	222	138	651	414
General and administrative	1,123	1,418	2,887	4,275
Equity-based compensation expense	$2,058	$1,929	$5,694	$6,113
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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2012 to September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2012	1,764,672	$8.50
Granted	840,750	10.84
Vested/released	(525,969)	8.58
Forfeited	(61,665)	8.21
Unvested at September 30, 2013	2,017,788	$9.46
The weighted-average grant date fair value of restricted stock awards granted during the nine months ended September 30, 2013 and 2012 was $10.84 and $8.97, respectively. The aggregate fair value of restricted stock vested was $0.5 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, and $1.1 million and $5.7 million for the three and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2013 and the year ended December 31, 2012, we issued 367,034 and 637,686 shares, respectively, of our common stock relating to the vesting of restricted stock awards. As of September 30, 2013, we had $14.5 million of unvested restricted stock, which we will recognize over a weighted-average recognition period of 2.1 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2012 to September 30, 2013:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	87,168	$11.23
Granted	—	—
Exercised	—	—
Expired	(77,168)	11.22
Options outstanding and exercisable at September 30, 2013	10,000	$11.32	1.50	$—
As of September 30, 2013 and 2012, we had no remaining unvested stock options to be recorded as an expense for future periods. During the year ended December 31, 2012, we issued 109,167 shares of our common stock as a result of options exercised. No options were exercised during the nine months ended September 30, 2013.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2013 and 2012, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends or dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares and stock options for the three and nine months ended September 30, 2013 and 2012.
The following table represents a reconciliation of the shares used in the calculation of basic and diluted net income per share from continuing operations computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income from continuing operations	$4,845	$5,720	$20,134	$18,639
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	46,313	47,297	46,202	47,949
Add effect of dilutive securities:
Unvested restricted shares	504	501	479	468
Stock options	1	2	4	7
Weighted-average shares outstanding - diluted	46,818	47,800	46,685	48,424
Basic net income per share from continuing operations	$0.10	$0.12	$0.44	$0.39
Diluted net income per share from continuing operations	$0.10	$0.12	$0.43	$0.38

The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2013 excludes the effect of an aggregate of 91,000 and 60,574 restricted shares and out-of-the-money options, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2012 excludes the effect of an aggregate of 84,668 and 128,165 restricted shares, out-of-the-money options and warrants, respectively, because their effect would be anti-dilutive.

9.	COMMITMENTS AND CONTINGENCIES
Litigation and Claims
State Telecommunications Excise Tax Matter
On March 19, 2013, we received notice of deficiencies from the New York State Department of Taxation and Finance, dated March 15, 2013, for telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for the tax years ended December 31, 2001 - 2006. The assessments totaled approximately $4.3 million as of March 4, 2013, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, on which interest continues to accrue. We believe we are adequately reserved for this matter. We plan to vigorously contest these assessments. However, if the New York State Department of Taxation’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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
10.    SEGMENT REPORTING
We manage our operations on a geographic regional basis, with segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Our North America segment is primarily comprised of operations in the United States and Canada. We present "Operating income" for each of our segments as a measure of segment profit. Our chief operating decision makers use operating income internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit without the impact of income taxes and other non-operating items. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
North America	$85,677	$83,988	$258,346	$254,257
Europe	27,591	25,542	83,945	78,060
Asia Pacific	17,302	16,362	49,949	47,193
Consolidated	$130,570	$125,892	$392,240	$379,510
Operating income:
North America	$1,011	$1,912	$8,197	$7,712
Europe	6,437	5,402	21,266	20,104
Asia Pacific	1,134	1,376	2,196	3,357
Consolidated	$8,582	$8,690	$31,659	$31,173

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest	$3,521	$4,264
Income tax payments	$6,188	$5,150
Income tax refunds	$498	$1,626
Capital lease additions	$2,650	$1,587
Capitalized interest	$211	$158
At September 30, 2013 and 2012, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $2.1 million and $1.4 million, respectively.
12.    ACQUISITIONS
In accordance with ASC Topic 805, “Business Combinations," or ASC 805, we account for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition.
ACT
On September 4, 2013, we completed the acquisition of ACT, a U.S.-based global provider of integrated conferencing solutions, by acquiring all of ACT's outstanding stock via merger. This acquisition was not individually significant. The following table summarizes the preliminary consideration paid for ACT (in thousands):

Negotiated sales price	$53,000
Preliminary working capital and other adjustments	(1,515)
Preliminary purchase price	$51,485
We funded the acquisition through borrowings under our credit facility and incurred $0.9 million of direct transaction costs, which are recorded in acquisition-related costs for the three and nine months ended September 30, 2013.

ACT's financial results since its acquisition date of September 4, 2013 are primarily included in our North America segment, with immaterial operations included within our Europe and Asia Pacific segments. ACT contributed net revenues and net income from continuing operations of $3.7 million and $0.3 million, respectively, for both the three and nine months ended September 30, 2013, which are included in our condensed consolidated statements of operations.
Copper
On August 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of the conferencing services business of The Himark Group, LLC d/b/a Copper Services, or Copper, a U.S.-based audio and web conferencing services provider. This acquisition was not individually significant. The following table summarizes the preliminary consideration paid for the assets and liabilities of this provider (in thousands):

Negotiated sales price	$10,750
Preliminary working capital and other adjustments	(225)
Preliminary purchase price	$10,525

We funded the acquisition through borrowings under our credit facility and incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the three and nine months ended September 30, 2013.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Copper's financial results since its acquisition date of August 1, 2013 are included in our North America segment. Contributions to net revenues and net income from the Copper acquisition were not significant for the three and nine months ended September 30, 2013.
Preliminary Valuation of Asset and Liabilities

The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions have been recognized in our condensed consolidated balance sheets based upon their preliminary values at their respective acquisition dates, as set forth below. The excess of the purchase price over the preliminary net tangible and intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on strategic and synergistic benefits that are expected to be realized from an expanded global customer base, including opportunities for us to sell our new software-as-a-service, or SaaS-based collaboration products to those customers, and opportunities to improve performance by leveraging best practices and operational expertise. The recognized goodwill for ACT is not expected to be deductible for income tax purposes. The recognized goodwill for Copper is expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon preliminary valuations, and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from the acquisition dates). The primary areas of the preliminary valuations that are not yet finalized relate to amounts for income taxes including, but not limited to, current tax accounts, deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, amounts for state and local excise and sales tax contingencies, the fair values of certain tangible assets and liabilities acquired, certain legal matters, the determination of identifiable intangible assets and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at the acquisition dates during the measurement periods. The preliminary valuation of the assets acquired and liabilities assumed for these two acquisitions are as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	ACT	Copper	Total 2013 Acquisitions
Current Assets
Cash and equivalents	$11,137	$—	$11,137
Accounts receivable	9,463	1,155	10,618
Prepaid expenses and other current assets	2,187	302	2,489
Income taxes receivable	487	—	487
Deferred income taxes, net	1,792	—	1,792
Total current assets	25,066	1,457	26,523

Property and equipment	3,350	—	3,350

Other Assets
Intangible assets	29,700	7,200	36,900
Deferred income taxes, net	5,972	—	5,972
Other assets	3,020	—	3,020
Total assets acquired	$67,108	$8,657	$75,765

Current Liabilities
Accounts payable	$1,700	$1,230	$2,930
Income taxes payable	405	—	405
Accrued taxes, other than income taxes	4,514	—	4,514
Accrued expenses	7,294	255	7,549
Total current liabilities	13,913	1,485	15,398

Long-Term Liabilities
Accrued expenses	4,932	—	4,932
Deferred income taxes, net	9,168	—	9,168
Total long term liabilities	14,100	—	14,100
Total liabilities assumed	28,013	1,485	29,498

Total identifiable net assets	39,095	7,172	46,267
Goodwill	12,390	3,353	15,743
Total net assets	$51,485	$10,525	$62,010
Preliminary Valuation Adjustments

We performed a preliminary valuation of the assets and liabilities of both acquired companies at their respective acquisition dates. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $4.1 million in connection with our ACT acquisition. Of this amount, $1.1 million is included in "Prepaid expenses and other current assets" and $3.0 million is included in "Other assets." The indemnification asset represents reimbursement we reasonably expect to receive from escrow funds currently held by a financial institution pursuant to the ACT purchase agreement. We recorded an offsetting uncertain tax position of $3.8 million and related interest payable of $0.3 million in connection with the recognition of the indemnification asset. The income tax contingency is included above in “Accrued expenses” under “Long-Term Liabilities.”

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and equipment - An adjustment of $0.4 million was recorded to adjust the net book value of ACT property and equipment to fair value giving consideration to the highest and best use of the assets. The valuation of ACT's property and equipment was based on the cost approach.

Customer relationships - Customer relationships were the primary asset acquired in the ACT acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting the contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers as of the acquisition date were used. We assumed a customer attrition rate of revenue of approximately 15% for ACT, and 30% for Copper, both of which are supported by historical retention rates. Income taxes were estimated at approximately 34% and amounts were discounted using a rate of 15%. The customer relationships were preliminarily valued at $28.9 million for our ACT acquisition under this approach and will be amortized over 10 years. The customer relationships were valued at $6.4 million for Copper under this approach and will be amortized over five years.

Non-compete agreements - We valued non-compete agreements using the income approach, specifically based on the negative impact on the business that the individuals could have on revenue. The estimation is that the individuals subject to such agreements negatively impact 2.5% of the revenue of our ACT business if they were to violate the restrictive covenants. The non-compete agreements were valued at $0.8 million for the ACT acquisition under this approach and will be amortized over five years. The non-compete agreements were valued at $0.8 million for Copper under this approach, assuming the individuals subject to such agreements could negatively impact 10% of revenue, and will also be amortized over five years.

Deferred tax liabilities, net - An adjustment of $5.4 million was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for our ACT acquisition.

Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and continue to evaluate pre-acquisition contingencies relating to ACT that existed as of the acquisition date. Based on our evaluation to date, we have preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of the acquisition date. Accordingly, we have recorded our best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired from ACT. We continue to gather information relating to all pre-acquisition contingencies that we have assumed from ACT. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in our results of operations.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
PGi has been a global leader in collaboration and virtual meetings for over 20 years. Our cloud-based solutions deliver multi-point, real-time virtual collaboration using video, voice, mobile, web streaming and file sharing technologies. PGi solutions are available via desktops, tablets and mobile devices, helping businesses worldwide be more productive, mobile and environmentally responsible. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.
During 2013, we are continuing our strategy to transition PGi to a software-as-a-service, or SaaS, company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation virtual meeting solutions, iMeet® and GlobalMeet® . The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the third quarter ended September 30, 2013 include:

•
Generated approximately 3.7% growth in our net revenues for the three months ended September 30, 2013 compared to the same period in 2012, despite a negative impact of 1.1% from fluctuations in foreign currency exchange rates;

•	Grew revenues from our SaaS products by approximately 65% during the three months ended September 30, 2013 as compared to the same period in 2012;

•	Completed our acquisitions of ACT and Copper, which expands our global customer base and provides new opportunities for us to sell our SaaS-based collaboration products; and

•	Increased the borrowing capacity, extended the term and improved the pricing and covenants of our credit facility.
Our primary corporate objectives for the remainder of 2013 are focused on continuing to:

•
Expand our global distribution through our direct sales headcount, as well as new agents, resellers and strategic alliances with carriers worldwide, in order to further our market reach and accelerate customer awareness and adoption of iMeet and GlobalMeet;

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
In the first nine months of 2013, 36.7% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first nine months of 2013 negatively affected our net revenues by approximately $3.1 million as compared to the same period in 2012.
We have historically generated net revenue growth in our meeting solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $392.2 million in the first nine months of 2013 as compared to $379.5 million in the same period in 2012, primarily due to our volume growth.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of September 30, 2013, borrowings under our $475.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $220.3 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.
In addition, we intend to continue to prudently invest in our virtual meeting solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the nine months ended September 30, 2013 are not indicative of the results that may be expected for the full fiscal year of 2013 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenues
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2013	2012	$	%
Net revenues:
North America	$85,677	$83,988	1,689	2.0
Europe	27,591	25,542	2,049	8.0
Asia Pacific	17,302	16,362	940	5.7
Consolidated	$130,570	$125,892	4,678	3.7
Operating income:
North America	$1,011	$1,912	(901)
Europe	6,437	5,402	1,035
Asia Pacific	1,134	1,376	(242)
Consolidated	$8,582	$8,690	(108)
Percent of net revenues:
North America	65.6%	66.7%
Europe	21.1%	20.3%
Asia Pacific	13.3%	13.0%
Consolidated	100.0%	100.0%

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Net revenues:
North America	$258,346	$254,257	4,089	1.6
Europe	83,945	78,060	5,885	7.5
Asia Pacific	49,949	47,193	2,756	5.8
Consolidated	$392,240	$379,510	12,730	3.4
Operating income:
North America	$8,197	$7,712	485
Europe	21,266	20,104	1,162
Asia Pacific	2,196	3,357	(1,161)
Consolidated	$31,659	$31,173	486
Percent of net revenues:
North America	65.9%	67.0%
Europe	21.4%	20.6%
Asia Pacific	12.7%	12.4%
Consolidated	100.0%	100.0%

Consolidated Net Revenues
The following tables detail the changes in consolidated net revenues from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2012	$125,892	$83,988	$25,542	$16,362
Change in volume	13,245	2,213	4,192	6,840
Change in average selling prices	(11,828)	(3,908)	(3,255)	(4,665)
Acquisitions	4,602	3,509	732	361
Impact of fluctuations in foreign currency exchange rates	(1,341)	(125)	380	(1,596)
September 30, 2013	$130,570	$85,677	$27,591	$17,302

	Nine Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2012	$379,510	$254,257	$78,060	$47,193
Change in volume	49,749	16,029	16,908	16,812
Change in average selling prices	(38,527)	(15,255)	(12,144)	(11,128)
Acquisitions	4,602	3,509	732	361
Impact of fluctuations in foreign currency exchange rates	(3,094)	(194)	389	(3,289)
September 30, 2013	$392,240	$258,346	$83,945	$49,949
Net revenues increased in each of our operating segments during the three and nine months ended September 30, 2013 from the comparable prior year periods due to increased volume and our 2013 acquisitions, partially offset by decreased average selling prices. These trends in volume and average selling prices are primarily due to volume growth from newly acquired and existing large enterprise customers, mix of products sold and continued price reductions to existing customers. Revenues from our SaaS-based collaboration products, the majority of which are recognized in our North America segment, increased to $8.2 million in the third quarter of 2013 compared to $4.9 million in the third quarter of 2012 and increased to $21.9 million in the nine months ended September 30, 2013 compared to $12.5 million in the nine months ended September 30, 2012. Fluctuations in foreign exchange rates negatively impacted net revenues in Asia Pacific by $1.6 million and $3.3 million, during the three and nine months ended September 30, 2013, respectively, and positively impacted Europe by $0.4 million during both the three and nine months ended September 30, 2013, but did not have a significant impact in North America.
Cost of Revenues

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Cost of revenues:
North America	$38,078	$37,843	235	0.6
Europe	9,224	8,421	803	9.5
Asia Pacific	8,901	7,542	1,359	18.0
Consolidated	$56,203	$53,806	2,397	4.5

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Cost of revenues:
North America	$115,033	$115,120	(87)	(0.1)
Europe	27,746	24,462	3,284	13.4
Asia Pacific	25,787	21,462	4,325	20.2
Consolidated	$168,566	$161,044	7,522	4.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	% of Revenues		% of Revenues
Cost of revenues:
North America	44.4	45.1	44.5	45.3
Europe	33.4	33.0	33.1	31.3
Asia Pacific	51.4	46.1	51.6	45.5
Consolidated	43.0	42.7	43.0	42.4
The increase in costs of revenues as a percentage of segment net revenues for Europe and Asia Pacific during the three and nine months ended September 30, 2013 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements in certain countries in Asia Pacific with higher telecommunication costs and price concessions to existing customers in both regions. In addition, certain global customer costs were re-allocated between regions, resulting in higher costs of revenues in Europe offset by lower North America costs. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. The increases in Europe were mitigated by growth in sales of our higher margin virtual meeting solutions. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue in Asia Pacific of $0.6 million and $1.1 million during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.
The decrease in cost of revenues as a percentage of segment net revenues for North America during the three and nine months ended September 30, 2013 was attributable primarily to the growth in our higher margin virtual meeting solutions, the re-allocation of customer costs between regions discussed above and a decrease in sales of lower margin third-party products. This decrease was partially offset by continued price concessions to existing customers.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Selling and marketing expenses:
North America	$20,574	$19,575	999	5.1
Europe	8,190	7,785	405	5.2
Asia Pacific	4,615	4,365	250	5.7
Consolidated	$33,379	$31,725	1,654	5.2

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Selling and marketing expenses:
North America	$63,408	$61,904	1,504	2.4
Europe	24,502	22,977	1,525	6.6
Asia Pacific	14,014	13,875	139	1.0
Consolidated	$101,924	$98,756	3,168	3.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	% of Revenues		% of Revenues
Selling and marketing expenses:
North America	24.0	23.3	24.5	24.3
Europe	29.7	30.5	29.2	29.4
Asia Pacific	26.7	26.7	28.1	29.4
Consolidated	25.6	25.2	26.0	26.0
Selling and marketing expenses increased during the three and nine months ended September 30, 2013 from the same periods in the previous year for all of our segments. The increase in North America was primarily due to an increase in personnel-related costs due to an increase in headcount, as well as new promotional incentives on certain products beginning in 2013. These increases were partially offset by lower marketing and direct advertising costs since the initial launch of our iMeet and GlobalMeet products. Europe also had headcount increases over the past year, which resulted in the majority of the increase in selling and marketing expenses for that region. While selling and marketing expenses in Asia Pacific remained fairly consistent for each of the three and nine months ended September 30, 2013 in comparison to the same periods of the prior year, fluctuations in foreign currencies resulted in a decrease of $0.5 million and $0.9 million, respectively. The foreign currency impact to Asia Pacific was primarily offset by increases in personnel-related costs due to an increase in headcount and advertising costs.
General and Administrative Expenses

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
General and administrative expenses:
North America	$11,243	$11,569	(326)	(2.8)
Europe	2,440	2,086	354	17.0
Asia Pacific	1,922	2,200	(278)	(12.6)
Consolidated	$15,605	$15,855	(250)	(1.6)

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
General and administrative expenses:
North America	$34,362	$34,242	120	0.4
Europe	6,992	6,290	702	11.2
Asia Pacific	5,930	6,538	(608)	(9.3)
Consolidated	$47,284	$47,070	214	0.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	% of Revenues		% of Revenues
General and administrative expenses:
North America	13.1	13.8	13.3	13.5
Europe	8.8	8.2	8.3	8.1
Asia Pacific	11.1	13.4	11.9	13.9
Consolidated	12.0	12.6	12.1	12.4
General and administrative expenses in North America decreased during the three months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of decreases in bad debt expense. General and administrative expenses increased in Europe during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily due to professional fees incurred in connection with various legal and tax matters, none of which were individually significant. Fluctuations in foreign currency exchange rates within Asia Pacific resulted in a decrease to general and administrative expenses of $0.2 million and $0.3 million, respectively. In addition to foreign currency fluctuations, general and administrative expenses within Asia Pacific decreased for the nine months ended September 30, 2013 due to decreases in bad debt expense as compared to the prior period.
Research and Development Expenses
Consolidated research and development expense as a percentage of net revenues was 3.2% and 3.0% in the three and nine months ended September 30, 2013, respectively, and 2.9% and 2.8% for the three and nine months ended September 30, 2012, respectively. Consolidated research and development expenses increased $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. The increase in research and development expenses was primarily driven by additional resources to develop our virtual meeting solutions. We incurred the majority of research and development costs in North America.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$142	$103	$444	$370
Selling and marketing	571	270	1,712	1,054
Research and development	222	138	651	414
General and administrative	1,123	1,418	2,887	4,275
Equity-based compensation expense	$2,058	$1,929	$5,694	$6,113

Equity-based compensation expense decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 as a result of the timing of restricted stock awards granted to our named executive officers.

Depreciation Expense

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Depreciation expense:
North America	$6,846	$6,879	(33)	(0.5)
Europe	1,044	826	218	26.4
Asia Pacific	569	546	23	4.2
Consolidated	$8,459	$8,251	208	2.5

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Depreciation expense:
North America	$20,261	$20,182	79	0.4
Europe	2,982	2,399	583	24.3
Asia Pacific	1,786	1,626	160	9.8
Consolidated	$25,029	$24,207	822	3.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	% of Revenues		% of Revenues
Depreciation expense:
North America	8.0	8.2	7.8	7.9
Europe	3.8	3.2	3.6	3.1
Asia Pacific	3.3	3.3	3.6	3.4
Consolidated	6.5	6.6	6.4	6.4
Consolidated depreciation expense increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 as a result of additions to assets that are part of our global network.
Amortization Expense

	Three Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Amortization expense:
North America	$784	$436	348	79.8
Europe	45	371	(326)	(87.9)
Asia Pacific	26	—	26	—
Consolidated	$855	$807	48	5.9

	Nine Months Ended September 30,		Change
	2013	2012	$	%
	(in thousands)
Amortization expense:
North America	$1,638	$2,102	(464)	(22.1)
Europe	45	1,137	(1,092)	(96.0)
Asia Pacific	26	—	26	—
Consolidated	$1,709	$3,239	(1,530)	(47.2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	% of Revenues		% of Revenues
Amortization expense:
North America	0.9	0.5	0.6	0.8
Europe	0.2	1.5	0.1	1.5
Asia Pacific	0.2	—	0.1	—
Consolidated	0.7	0.6	0.4	0.9
Consolidated amortization expense decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 primarily as a result of customer lists and non-compete intangible assets from acquisitions in North America and Europe that have become fully amortized. This decrease was partially offset by the incremental amortization recognized on newly recorded customer lists and non-compete intangible assets as a result of our 2013 acquisitions. Refer to Notes 5 and 12 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.
Restructuring Costs
Consolidated restructuring costs were $0.4 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively, representing less than 0.2% of net revenues for each period.
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.4 million of severance costs which included $0.5 million in adjustments recorded in 2013. On a segment basis, these restructuring costs totaled $1.1 million in North America, $0.9 million in Europe and $0.4 million in Asia Pacific. Our reserve for the 2012 realignment was $0.2 million at September 30, 2013, which we anticipate will be paid within one year.
Realignment of Workforce – 2010
During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.2 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to our PGiSend sale as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.3 million in Europe and $1.2 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in Europe, which was recorded during 2013. There is no remaining reserve for the 2010 realignment at September 30, 2013.

Realignment of Workforce – 2009
During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.4 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.4 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.2 million at September 30, 2013. We anticipate these costs will be paid within the next two years.
Interest Expense
Interest expense was $1.6 million and $1.8 million in the three months ended September 30, 2013 and 2012, respectively, and $4.9 million and $5.4 million in the nine months ended September 30, 2013 and 2012, respectively. The decrease for each period related to lower interest rates on our credit facility. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.22% and 2.74% at September 30, 2013 and 2012, respectively. The weighted-average outstanding balance on our credit facility was $202.2 million and $197.2 million for the three months ended September 30, 2013 and 2012, respectively, and $191.2 million and $191.2 million in the nine months ended September 30, 2013 and 2012, respectively.
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2013 was $2.1 million and $6.8 million, respectively, compared to $0.9 million and $6.6 million, respectively, for the three and nine months ended September 30, 2012. The increase in income tax expense during the three and nine months ended September 30, 2013 compared to the same periods in the prior year is related to discrete tax benefits in 2012 not present in 2013. Income tax expense for both the three and nine months ended September 30, 2013 includes a $1.0 million benefit due to the release of certain unrecognized tax benefits recorded in connection with our ACT acquisition. This amount was offset by expense associated with the reversal of the related tax indemnification asset which was recorded in acquisition-related costs.
As of September 30, 2013 and December 31, 2012, we had $9.0 million and $5.4 million, respectively, of unrecognized tax benefits. The increase in this amount is primarily related to our ACT acquisition. Upon resolution, unrecognized tax benefits of $7.5 million and $4.1 million as of September 30, 2013 and December 31, 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at December 31, 2012 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2013, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
Discontinued Operations
The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue from discontinued operations	$—	$—	$—	$—

Operating loss	(224)	(39)	(481)	(361)
Interest expense	(58)	(48)	(173)	(144)
Loss from disposal	(6)	(7)	(6)	(9)
Income tax benefit	106	33	242	180
Loss from discontinued operations, net of taxes	$(182)	$(61)	$(418)	$(334)

The results of discontinued operations for the three and nine months ended September 30, 2013 and 2012 reflect ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with our PGiSend sale.
Acquisition-related Costs
Acquisition-related costs reflected in our condensed consolidated statements of operations include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration-related professional fees and other post-business combination expenses associated with our acquisitions.
The following table summarizes acquisition-related costs incurred during the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Professional fees	$1,287	$1,287
Release of indemnification asset	1,129	1,129
Integration-related costs	389	628
Total acquisition-related costs	$2,805	$3,044
For further discussion of the indemnification asset and related costs see Notes 2 and 12 to our condensed consolidated financial statements.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows were $56.5 million and $43.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash provided by operating activities was primarily attributable to fluctuations in working capital in 2013 compared to 2012. This was primarily driven by increased collections of accounts receivable of approximately $11.2 million as compared to the prior period. Our collection results can fluctuate because of our customers’ internal processes for approval of invoices and the timing of their release of funds. In addition, the day of the week that a quarter end period closes can also impact our collections, as we typically experience higher collections at the beginning of a calendar week. These factors negatively impacted us during the nine months ended September 30, 2012 and were much more positive during the nine months ended September 30, 2013.
Cash used in investing activities
Consolidated investing activities used cash of $76.1 million and $25.6 million for the nine months ended September 30, 2013 and 2012, respectively. The principal uses of cash in investing activities for the nine months ended September 30, 2013 were $50.9 million for our 2013 acquisitions, net of cash acquired, and $24.8 million for capital expenditures. The principal use of cash in investing activities for the nine months ended September 30, 2012 were $24.2 million for capital expenditures.
Cash used in financing activities
Consolidated financing activities provided cash of $36.3 million and used cash of $15.7 million for the nine months ended September 30, 2013 and 2012, respectively. The primary source of cash from financing activities in the nine months ended September 30, 2013 was $39.3 million of net proceeds from borrowing arrangements offset slightly by $1.3 million in payments of debt issuance costs and $2.1 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary uses of cash from financing activities in the nine months ended September 30, 2012 were $19.4 million in treasury stock purchases, partially offset by $2.5 million of net proceeds from our borrowing arrangements and $0.9 million related to the exercise of stock options.
Off-balance sheet arrangements
At September 30, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources
On August 27, 2013, we amended our credit facility by increasing the overall borrowing capacity to $400.0 million from $300.0 million and extending the maturity date from December 20, 2016 to August 27, 2018. In connection with this amendment, we incurred $1.3 million in debt issuance costs, which were capitalized and included within "Other assets" in our condensed consolidated balance sheets and will be amortized as an adjustment to "Interest expense" over the remaining life of the credit facility. Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our new credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.00% and 2.00%, respectively, at September 30, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2013, was 2.22%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2013, the rate applied to the unused portion of our credit facility was 0.30%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2013, we were in compliance with the covenants under our credit facility.
At September 30, 2013, we had utilized $225.8 million of our credit facility, with $220.3 million in borrowings and $5.5 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2013, we have no outstanding interest rate swaps.
At the scheduled maturity of our credit facility in August 2018, or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.
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
Liquidity
As of September 30, 2013, we had $37.1 million in cash and equivalents compared to $21.0 million as of December 31, 2012. Cash balances residing outside of the United States were $33.8 million and $18.6 million as of September 30, 2013 and December 31, 2012, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At September 30, 2013, we had $174.2 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

FORWARD LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our cloud-based, virtual meeting solutions, including our iMeet and GlobalMeet solutions;

•	Our ability to attract new customers and to retain and further penetrate our existing customers;

•	Our ability to establish and maintain strategic reseller relationships;

•	Risks associated with challenging global economic conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customer’s confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from our PGiSend sale;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012; and

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.
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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2013, we had no outstanding swaps.
At September 30, 2013, we had borrowings of approximately $220.3 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $2.2 million based on our September 30, 2013 debt level.
We generated approximately 36.7% of our consolidated net revenues and 32.6% of our operating expenses in countries outside of the United States in the nine months ended September 30, 2013. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2013, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates in the aggregate would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the nine months ended September 30, 2013 by approximately $14.4 million, $11.8 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at September 30, 2013.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2013	—	$—	—	5,592,636
August 1 - 31, 2013	—	—	—	5,592,636
September 1 - 30, 2013	10,279	$9.96	—	5,592,636
Total	10,279	$9.96	—	5,592,636

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 10,279 shares for the month September 2013, which do not count against shares authorized under our stock repurchase programs.

(2)
In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of September 30, 2013, we had not repurchased any shares pursuant to this new stock repurchase program. We also have approximately 600,000 shares currently available for repurchase pursuant to our previous board-approved stock repurchase program approved in July 2011 authorizing the repurchase of up to 5.0 million shares of our common stock. Neither of our repurchase programs has an expiration date.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2013
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

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 20, 2010 and filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Amended and Restated Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1
Amendment No. 3 dated as of August 27, 2013 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors,” the Lenders party thereto, and Bank of America, N.A. as the Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on August 27, 2013).

10.2
Agreement and Plan of Merger by and among American Teleconferencing Services, Ltd., the Registrant, Alpine Acquisition Corp., ACT Teleconferencing, Inc. and the Selling Shareholders party thereto, dated as of September 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 4, 2013 and filed on September 5, 2013).

10.3†	Sixth Amendment to Lease Agreement, dated September 23, 2013, by and between Terminus Venture T100 LLC and American Teleconferencing Services, Ltd.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS†	XBRL Instance Document*

101.SCH†	XBRL Taxonomy Extension Schema Document*

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB†	XBRL Taxonomy Extension Label Document*

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document*

† Filed herewith

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.