Form 10-K
period 2013-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2014-03-17
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (404) 262-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes   [✓] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes   [✓] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ ✓ ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [✓]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [✓]
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013 as reported by the New York Stock Exchange was $529,785,746.
As of March 11, 2014, 48,219,344 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2014 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our software-as-a-service, or SaaS, solutions, including our iMeet® and GlobalMeet® solutions;

•	Our ability to attract new customers and to retain and further penetrate our existing customers;

•	Our ability to establish and maintain strategic reseller and distribution relationships;

•	Risks associated with challenging global economic conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime, including undetected errors or defects in our software;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customers' confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from the sale of our PGiSend business;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Item 1A. “Risk Factors” in this annual report; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this annual report and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to publicly update or revise these forward-looking statements for any reason.

i

ii

PART I

Item 1.    Business

Overview

Premiere Global Services, Inc., or PGi, has been a leading global provider of collaboration software and services for over 20 years. Our cloud-based software applications empower business users to connect, collaborate and share ideas and information from their desktop, laptop, tablet or smartphone, enabling greater productivity in the office or on the go. PGi has a global presence in 25 countries on five continents and an established base of over 45,000 enterprise customers, including 75% of the Fortune 100. In the last five years, PGi has hosted more than 1.1 billion people from 137 countries in over 250 million virtual meetings.

In 2011, we began transitioning our business toward a SaaS model, with a goal of positioning PGi to be a leader in business collaboration software applications. Today, we offer three primary software solutions:

•	iMeet® is PGi’s next-generation collaboration application that lets people meet face-to-face online - anywhere, anytime, from any device;

•	GlobalMeet® is PGi’s integrated conference calling and web conferencing solution; and

•	GlobalMeet® Audio is PGi’s enterprise-class audio conferencing solution.

Our collaboration solutions are accessible via our suite of desktop and mobile applications, including apps for PC, MAC, iPhone, iPad, BlackBerry and Android. PGi’s applications are also accessible via all market-leading Internet browsers and through access points embedded in third-party software applications. We host our collaboration solutions on our secure, enterprise-class IP network, which is located in our server and network operations centers and third-party data centers around the world.

By delivering our collaboration solutions from the cloud, PGi customers are not burdened with up-front capital investments or the complexity associated with purchasing and installing hardware and desktop software solutions. Further, our SaaS model enables customers to avoid the headcount and ongoing operating costs required to support internal solutions, the expense of platform upgrades and the business risk of technology obsolescence.

We market our solutions globally through a multi-channel sales approach, which includes direct sales, channel resellers, strategic technology partners and marketing alliances. PGi solutions are also available for purchase online at pgi.com.

We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2013, we had approximately 2,060 employees conducting business within our three geographic operating segments in North America, Europe and Asia Pacific. See Note 17 to our consolidated financial statements for the year ended December 31, 2013, included in this annual report, for information concerning operations in our segments.

Industry Background

Today’s global marketplace is driving intense competition among businesses of all sizes, threatening geographically insulated companies and compelling businesses to innovate and evolve to remain competitive. Consequently, companies are more focused on driving employee productivity and accelerating and improving their business results than at any time in the past.

Collaboration technologies have played a major role in supporting competitive, globally connected businesses by creating virtual environments where information workers - along with their customers, partners and other internal and external stakeholders - can exchange ideas and information in real time. Companies increasingly rely on collaboration technologies to reduce the costs and inconveniences of business travel, connect their growing mobile workforces, boost employee productivity, reduce environmental impact and improve corporate efficiency, which we believe results in a growing market for our services.

Based on Wainhouse Research reports, the global collaboration market, which includes video conferencing managed services, personal video conferencing services, web conferencing services and audio conferencing services, totaled approximately $8.3 billion in 2013 and is projected to grow at a compound annual growth rate of approximately 7.1% to $10.9 billion by 2017.

Today, the way in which people meet and collaborate is changing, supported by significant advances in collaboration technologies and evolving user habits and expectations. We believe the market is moving towards next-generation collaboration applications that leverage cloud-based software, social media platforms, webcam video, video streaming and mobile computing to deliver a more robust, productive and meaningful collaboration experience.

Our strategy is to lead the industry in this transition by leveraging our competitive strengths and continuing to deliver innovative solutions that incorporate new technologies and embrace users’ changing preferences for how they want to meet, collaborate and connect. We believe our ongoing upgrades and additions to our suite of business collaboration solutions will greatly expand the addressable market for our services into rapidly growing new market opportunities, such as desktop video conferencing, voice-over-Internet-Protocol, or VoIP, or IP, conferencing, visual audio conferencing, mobile collaboration, social media, webcasting, webinars, live event streaming and file sharing.

Solutions

PGi is dedicated to bringing the best collaboration experience to business professionals around the world through our product innovation, our global network and our extraordinary customer care.

Our collaboration applications enable small and large groups of people, regardless of their physical location or technical knowledge, to easily collaborate via video, web and audio conferencing technologies. We design our solutions to be simple, personal and available everywhere, so people can meet in more productive and meaningful ways, wherever and whenever they desire.

PGi’s collaboration solutions are built on our advanced global IP network, ensuring best-in-class quality, reliability and security.

Our solutions are used for all forms of virtual meetings, from large events, such as investor relations presentations and training sessions, to smaller meetings, such as sales planning, project management and ad hoc meetings. While we offer solutions that can be used throughout a typical enterprise, we are increasingly focused on developing collaboration-based applications that address the specific needs of individual line-of-business managers, such as sales, marketing or human resources, which we believe will increase the relevance and value of our services to these buyers.

Our strategy is to continue broadening the types of business collaboration our solutions facilitate to gain additional share in our current markets, while entering and gaining share in emerging markets, as well.

iMeet

Our iMeet solution lets people easily connect and collaborate online from a desktop or laptop computer, tablet or smartphone. iMeet features an innovative design, and allows users to meet with up to 125 people, including 15 high-definition, or HD, video feeds. Features include meeting recording, screen share, file storage, chat, social media integration and more. iMeet is cloud-based, so guests are not required to download software to access the meeting. iMeet is built on PGi’s best-in-class audio network, ensuring reliability and quality.

GlobalMeet

Our GlobalMeet solution was designed to be the easiest to use web conferencing product on the market. GlobalMeet delivers a high-quality web and audio conferencing experience, allowing users to easily share presentations with large and small groups. GlobalMeet does not require downloads for meeting guests. The “call my phone” feature eliminates the need for dial-in numbers and lengthy passcodes. GlobalMeet lets users work in the office or on-the-go with industry-leading desktop and mobile apps.

GlobalMeet Audio

Our GlobalMeet Audio solution combines industry-leading audio conferencing with an easy-to-use visual interface for computers, tablets and smartphones. GlobalMeet Audio makes it easy to connect to conference calls with up to 300 people with just one click from any device. Unlike traditional conference calls, GlobalMeet Audio’s visual interface lets users see who is on the call. GlobalMeet Audio is integrated with many popular third-party collaboration tools. GlobalMeet Audio offers 24/7 customer service in local languages worldwide.

Event Services

PGi Event Services enable customers to manage investor relations calls, webinars, human resources announcements, town halls and other large-scale meetings. Our events can accommodate up to 15,000 participants, from anywhere in the world. Meetings can be audio-only or audio plus web. Features like real-time Q&A and polling sessions make PGi events an engaging experience for the audience. PGi’s event managers work closely with customers to ensure a successful event.

In 2014, we anticipate launching a new webcasting/web streaming platform, iMeetLiveTM, to enhance our event services business. iMeetLive was designed to be a self-service platform, enabling business users to schedule and manage their large events, such as corporate town hall meetings, marketing webinars, demand generation and employee training. We also plan to offer full event management professional services with iMeetLive, utilizing our skilled event operators located worldwide.

Customers

Our customer base is diverse across industry vertical, region and size of company. Our customers include leading software and technology companies, commercial and investment banks, retailers, travel and hospitality firms and healthcare companies, among others. Our customers use our solutions to reduce costs, increase efficiency, enhance productivity, promote corporate sustainability initiatives and accelerate business objectives. They increasingly use our solutions to advance their business goals, including improving sales effectiveness, accelerating recruiting, training new associates and the like.

Our business is affected by seasonal fluctuations in business activity, which we believe are common within our industry. For example, we typically experience lower levels of sales and usage during periods that have reduced numbers of working days. Our operating results have historically decreased during the summer months, particularly in our European operations, as well as during the seasonal holidays in late-November to early January. We expect that our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers. As we transition more of our customer relationships to a subscription- or licensed-based pricing model, we expect that the seasonal fluctuations in our business will likely diminish.

Sales and Marketing

We have a multi-channel sales approach that includes global, enterprise, small and medium business, indirect and strategic partners and online sales:

•	We sell directly to customers through our approximately 700 sales and marketing professionals worldwide;

•	We sell indirectly through marketing alliances and distribution partners, including agents and resellers;

•	We sell indirectly through large network, carrier and cable providers;

•	We sell indirectly through strategic technology partners that integrate and resell our services with their own;

•	We sell online in an e-commerce model at our website, pgi.com; and

•	We employ digital, email and content marketing campaigns to generate increased leads and activity for our sales channels.

As a service organization, our customer care teams play a significant role in managing customer relationships and selling additional value-added services to existing accounts.

Competition

Helping businesses of all sizes meet and collaborate in more productive and enjoyable ways is at the core of our focus and expertise at PGi. With over two decades of experience in collaboration technologies, we have generated meaningful revenue growth, garnered a world-class customer base of leading companies in nearly every industry and region of the world, increased our market share and helped lead and expand the industry through our product innovation. We believe these strengths and our long-standing history of delivering results and solid returns on investment to our customers provide us with a significant competitive advantage in the market.

The markets for our solutions are highly competitive, rapidly evolving and subject to changing technology, shifting customer needs and introductions of new products and services. We compete for customers based on the perceived value of our product offerings, price, customer service, quality of user experience, ease of use, reliability, global capabilities, scalability, value-added functionality, security and integration with multiple operating systems and devices.

We believe our competitive advantages in the market include:

•	Our proven track record of performance and our history of innovation;

•	Our breadth of video, web and audio conferencing services;

•	Our global reach and scale;

•	The quality, security, reliability, scalability and interoperability of our service offerings; and

•	The ease of use and user experience of our collaboration solutions.

We compete with independent conferencing service providers like Intercall, Inc., a division of West Corporation, MeetingZone Ltd. and ReadyTalk. Additionally, we compete with major telecommunications service providers around the world, including AT&T Inc., BT Group plc, Orange S.A. (formerly France Telecom S.A.), Level 3 Communications, Inc., NTT Communications Corporation, or NTT Com, which recently acquired a majority ownership interest in Arkadin, Inc., TELUS Corporation and Verizon Communications Inc.

We also compete with services offered by business suite software providers, unified communications providers, application service providers, web conferencing providers and desktop video conferencing providers, such as Adobe Connect, Blue Jeans, Cisco WebEx, Citrix GoToMeeting, FuzeBox, IBM Lotus Sametime, join.me by LogMeIn, Inc., Microsoft Lync and Vidyo. These providers may attempt to leverage their market positions through additional technical integration or bundled offerings or through acquisitions, such as Microsoft Corporation’s acquisition of Skype Global S.à r.l. and Citrix Systems Inc.’s acquisition of Netviewer AG, to further expand their presences in the collaboration and conferencing market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive collaboration and conferencing services and could choose to increase their emphasis on offerings competitive to ours, cease to offer some or all of their services, our services or both.

We also face competition from companies that offer free conferencing services, smaller and niche providers of audio, web and video conferencing services, premise-based solution providers and internally developed solutions for companies that choose to insource these needs.

Furthermore, we compete with services offered by consumer-oriented technology providers, such as Google+ Hangouts, ooVoo and Skype, a division of Microsoft, as well as various social networks, including Facebook and Huddle, which have begun to offer limited real-time collaboration capabilities. We also compete with customer relationship management, or CRM, and social business platform providers, such as Salesforce.com, Inc. and Jive Software, Inc., which have integrated limited real-time collaboration services into their offerings.

Research and Development

Designing, developing, testing, deploying and supporting innovative collaboration software applications allows us to better meet our customers’ needs and to differentiate and position ourselves in current and new market segments. For example, during 2013, we continued to enhance our iMeet and GlobalMeet solutions. We released upgrades to these solutions, including advanced mobile applications on additional platforms, desktop applications, softphone capabilities, enhanced screen sharing HD quality audio and video capabilities. We also continue to expand and migrate traffic to our global platform of media servers, which enables us to smart route traffic around the world using local access points.

We devote significant resources to the innovation and development of new services, enhancements to existing services and to our websites. We employ approximately 140 research and development professionals. Our research and development expenses from continuing operations for 2013, 2012 and 2011 were $16.6 million, $14.3 million and $11.5 million, respectively.

Suppliers

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements that total $9.1 million, $1.3 million and $0.7 million in 2014, 2015 and 2016, respectively.

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

The following is a brief description of certain laws and regulations that could impact our business and the business of our customers. For further discussion of how these regulations may adversely impact our business, see Item 1A. Risk Factors - “Risks Related to Government Regulation.”

Telecommunications

We do not view our conferencing services as traditional common carrier services and instead have chosen to offer such services on a private carriage basis. To the extent that our conferencing services are provided on a private carriage basis, such services are subject to fewer obligations than apply to common carrier providers of traditional telecommunications services pursuant to the Communications Act of 1934, as amended, or the Communications Act. Consequently, we have not submitted to all Federal Communications Commission, or FCC, or state public service or utility commission regulations applicable to providers of traditional common carrier telecommunications services in the United States. However, we are subject to certain regulations imposed by the FCC, and we may be affected by additional regulatory decisions, trends or policies issued or implemented by regulatory authorities. For example, in June 2008, the FCC issued an order ruling that audio conferencing providers must contribute directly to the federal Universal Service Fund, or USF, on a prospective basis, based on revenues from certain teleconferencing services. In accordance with FCC rules, since August 2008, we have filed quarterly and annual reports of revenues of certain of our conferencing subsidiaries with the Universal Service Administration Company, or USAC, and we make contributions to USF based on our good faith interpretation of the revenue reporting requirements and classification of our services and recover a portion of those contributions from our applicable conferencing customers. Although the FCC has not issued further guidance about how audio conferencing providers should distinguish telecommunications revenues associated with teleconferencing services from other revenues on the reports filed with USAC, in 2012, the FCC sought comment on broad-based USF contribution reform, with specific reference to conferencing providers and other IP-based services. Although no guidance has been adopted, telecommunications regulatory authorities may adopt a methodology that increases our total contribution obligation or may conclude that our services are subject to the regulations and requirements applicable to common carrier providers of traditional telecommunications services. If an authority were to make such a determination, our costs could increase and the profitability of our business could be adversely affected.

Since October 2013, providers of advanced communications services - including “interoperable video conferencing” - have been required to make their products and services accessible to persons with disabilities unless it is not “achievable” to do so. The Twenty-First Century Communications and Video Accessibility Act, or CVAA, and its rules also impose specific record keeping and annual reporting obligations pursuant to the FCC’s implementation rules. We are continually evaluating the extent to which our services are subject to the new accessibility requirements. The technical and administrative costs associated with modifying our existing services and establishing internal policies and procedures to comply with these requirements could adversely affect the delivery of our services, the development and launch of new offerings and the overall profitability of our business.

There continues to be regulatory uncertainty with respect to the imposition of certain traditional common carrier regulations on VoIP services, which we use with respect to the delivery of many of our services. The adoption of, or changes in, such telecommunications laws and regulations could increase our operating costs and may affect the available delivery methods for and costs associated with our services.

Any changes to these requirements, including regulatory authorities seeking to further regulate aspects of our services under new laws and regulations, could adversely affect our business and require us to comply with laws and regulations that, in our view, are currently not applicable to us.

Data Privacy

A number of legislative and regulatory proposals are under consideration and may be adopted or have already been enacted by federal and state lawmakers and regulatory bodies with respect to data protection and privacy. Many states have passed laws requiring notifications to consumers when there is a security breach of personal data, including credit card and other personally identifiable information, and mandating certain data security standards. Legislation has also been introduced in the U.S. Congress to address data security and data breaches, and Congress has scheduled numerous hearings on these subjects.

We are also subject to data privacy and protection regulation by various international regulatory authorities. For example, countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states and Switzerland adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states and Switzerland. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission if they do not comply with the provisions of their certification. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, has certified compliance with the EU safe harbor through the U.S. Department of Commerce, and we are subject to an annual reaffirmation. In addition, in January 2012, the European Commission proposed sweeping changes to its data protection rules that, if enacted, would impose more stringent operational requirements on our business and significant penalties for noncompliance. Those proposed changes remain under review, are subject to approval by the European Parliament and the Council of the European Union, and may be revised further. In Canada, the Personal Information and Electronic Documents Act, or PIEDA, similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada.

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

In particular, through our aquisition of Via-Vox Limited, operating under the name Powwownow, a portion of our operations in the European Union is subject to certain EU laws and regulations forming the EU Regulatory Framework applying to all electronic communications networks and services including telecommunications. Each EU member state must adopt national legislation implementing the EU Regulatory Framework. For example, the United Kingdom and Germany have implemented this EU Regulatory Framework through the adoption of the U.K. Communications Act 2003, or the Communications Act, and the German Telecommunications Act, or TKG, respectively. The U.K. Office of Communications, or Ofcom, and the German Federal Network Agency, or BNetzA, are the key regulatory authorities for the application and enforcement of the Communications Act and the TKG, respectively. In order to operate as an electronic communications provider in the United Kingdom and Germany, we must comply with certain conditions of entitlement imposed by Ofcom and BNetzA, respectively, such as interconnection standards, numbering and number portability, consumer protection, sales and marketing standards and security conditions. Ofcom and BNetzA may also impose additional specific conditions if we are found to have significant market power in either of these countries. Any breach of these general or additional specific conditions could lead to the imposition of penalties and, ultimately, to the suspension or revocation of a company’s right to provide electronic communications networks and services in such EU member state. In addition, Ofcom is in the process of undertaking a fundamental review of the regulatory regime applying to non-geographic calling services, which could result in a significant change to the retail and wholesale charging arrangements to which such calls are subject.

Proprietary Rights and Technology

Our ability to compete is dependent in part upon our proprietary rights and technology. We rely on a combination of patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. As of December 31, 2013, we have 28 patents and 68 patent applications pending and 269 registered trademarks and 41 trademark applications pending in the U.S. and internationally. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement.

Available Information

Our corporate website is pgi.com. Except as explicitly noted, the information on our websites is not incorporated by reference in this annual report or in any information furnished or submitted to the SEC. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Follow the “Investors” link to “SEC Filings” to access these filings.

Employees

As of December 31, 2013, we employed approximately 2,060 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. However, in certain international jurisdictions where we operate, a local works council represents our employees. We consider our employee relations to be good.

Item 1A.    Risk Factors

Risks Relating to Our Business and Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors.

The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “Item 1. Business - Competition.” Competition in web and video conferencing services continues to increase as new providers enter the marketplace and offer a broader range of collaboration solutions through new technologies. Many of our current and potential competitors, such as major telecommunications, business suite software, unified communications, application service and web conferencing providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings, and new competitors are likely to continue to emerge. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings, such as NTT Com’s acquisition of a majority interest in Arkadin, Microsoft’s acquisition of Skype and Citrix’s acquisition of Netviewer. Also, we compete with companies with whom we also have reseller and distribution arrangements, as well as with internally developed solutions for companies who choose to insource these needs. As we expand our market opportunity, we also face pressures from free conferencing providers, and smaller and niche conferencing providers, as well as consumer-oriented technology providers that are attempting to enter the enterprise collaboration market and CRM and social business platform providers, which are integrating real-time collaboration services into their offerings. In a number of international markets, we face substantial competition from local service providers, which may have a dominant market share in their territories or are owned by local telecommunication service providers. Increased competition could result in pricing pressure on our services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological change and the development of alternatives to our services may cause us to lose market share and may hinder our ability to maintain or grow our revenues.

The market for our services is characterized by rapid technological change, frequent new service introductions and enhancements and evolving industry standards. We expect new services and enhancements to existing services to be developed and introduced by existing companies and new entrants that will compete with our services. Technological advances may result in the development and commercial availability of alternatives to, or new methods of, delivering our services and pricing options that could be more attractive to our customers. These developments could cause our existing services to become obsolete, result in significant pricing pressure on our services or allow our existing and potential customers to meet their own business communications needs without using our services.

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

If we do not meet these challenges, we may lose market share and our ability to maintain and grow our revenues. In addition, we have experienced and may continue to experience difficulty integrating new technologies into our existing services and systems. The number of people using devices other than landline telephones and personal computers to access collaboration services has increased dramatically in the past few years. As new devices and platforms are continually being released, it is difficult to predict problems we may encounter in developing versions of our solutions for these alternative devices. For example, our multi-platform presence currently includes access via market-leading web browsers, as well as apps for desktops, tablets and smartphones. If we cannot successfully integrate new technologies, or fail to capture a significant share of this increasingly important portion of the market, we may not generate sufficient revenues and operational synergies may not develop.

Our future success depends on market acceptance of our SaaS-based collaboration solutions.

Market acceptance of our collaboration software applications often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we believe that the success of our iMeet and GlobalMeet solutions will depend on customer perceptions as to the technological and operational benefits or improved user experience associated with these services as compared to alternative services. A failure of our products to achieve broad market acceptance or a decline in the demand for our services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our collaboration solutions will depend on several factors, including:

•	ease of use;

•	price;

•	reliability;

•	accessibility to our services;

•	quality of service;

•	system security;

•	product functionality; and

•	the effectiveness of our strategic marketing and sales efforts and distribution channels.

If we do not meet these challenges, our SaaS-based collaboration solutions may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services. In addition, our services and enhancements may not be as successful as our competitors’ solutions. Furthermore, if we are unable to develop new services and enhancements or if we experience delays or problems with their introduction, we may not be able to gain market share and increase our revenues.

We believe that continuing to strengthen our current services and brand and effectively launching new services and enhancements to our existing services will require continued focus on active marketing efforts. In order for our collaboration software applications to succeed in the future, we believe we will need to market and sell to our existing customer base and focus on new market opportunities and shifting to entirely new user communities. For this shift outside the traditionally-defined collaboration market to occur, our solutions must better meet a need than services currently offered in the market. The demand for and cost of advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Promotional efforts may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be harmed.

Our future success depends on our ability to attract, retain and further penetrate our customers.

We must retain and continue to expand our ability to reach and sell additional products and services to our customers by transitioning our customers from our more traditional audio conferencing services accessed via a telephone to our next-generation collaboration software applications accessed via devices, such as computers, tablets or smartphones. In addition, large global enterprise customers may request special customization, integration features or pricing, such as bundled pricing or volume discounts, which could negatively impact our revenues and margins and generally have longer sales cycles, making it difficult to predict when these sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

We are subject to pricing pressures for our services which could cause a loss in market share and decreased revenues and profitability.

We compete for customers based on several factors, including price. If we cannot compete on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, we have experienced declines in the average selling price per minute of our audio conferencing services and expect this trend to continue into the foreseeable future. We also offer free trials of our SaaS-based collaboration solutions and introduced GlobalMeet at what we believe to be competitive pricing. In some cases, our competitors may offer their services for free, at reduced rates or on a trial basis in order to win customers. In addition, we compete with telecommunications service providers that generally have lower voice and data costs as a result of their ownership of an underlying telecommunications network and may offer services similar to ours at reduced rates. We believe price competition could become a more significant competitive factor in the future due to competitive factors and the rapidly changing marketplace for our services. We have reduced our pricing to retain existing customers in certain circumstances and expect we may be required to further reduce our pricing in the future. If we are unable to offset any pricing declines through increased volumes or decreases in our costs, our results of operations could be adversely affected.

Our customer contracts typically do not contain revenue commitments and are not exclusive.

Most of our customer contracts for audio conferencing do not contain revenue commitments, and we do not typically have long-term or exclusive contracts with our customers. Historically, our customer contracts for audio conferencing generally enable customers to terminate the contract or reduce volume without penalty and are often subject to renegotiation at any time. In addition, many of our larger enterprise customers allocate their business among multiple service providers with whom we must compete. For example, we recently disclosed that the partial loss of one of our larger enterprise audio conferencing customers negatively impacted our fourth quarter 2013 revenues, and we anticipate that it will further negatively affect our 2014 financial results. Any of these developments could result in significant customer and associated revenue loss.

If we fail to establish and maintain strategic reseller and distribution relationships, our revenues may not grow or may decline.

We believe that our ability to increase the sales of our services depends in part upon maintaining and strengthening reseller and distribution relationships with our current strategic partners and any future strategic partners. We depend on strategic relationships with third-party resellers and distributors in order to reach a larger customer base than we can reach through our direct sales and marketing efforts, including in international markets. For example, we announced strategic alliances with leading international telecommunications services, enterprise application software and technology distribution providers, including Deutsche Telekom, eircom, TeliaSonera, SAP, Ingram Micro and Tech Data, which will offer some or all of our collaboration solutions to their customers through resell opportunities or their online marketplaces. We can offer no assurances that any such existing or future strategic relationship will perform to our expectations. Because these relationships may involve revenue sharing, if our strategic relationships do not produce the revenues we anticipate, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs. In addition, these relationships may not generate enough revenue to offset the resources used to develop the relationships. Some of these third parties offer products from several different companies, including products that compete with our products. In addition, some of these relationships are in the early stage, and we cannot control whether these third parties devote adequate resources to promote and sell our products. These relationships may also impede our ability to enter into other desirable strategic relationships.

We have also established reseller arrangements with a number of other companies pursuant to which we resell third-party web conferencing services, including with some of the companies listed in our “Item 1. Business - Competition” section of this annual report, which offer competing services to our collaboration solutions. These third parties may cease to offer some or all of their services or our services, pursue other relationships with our competitors, choose to increase their emphasis on their own offerings competitive to ours or attempt to develop or acquire products or services that compete with us. In addition, these third-parties may choose to terminate their relationship with us as our reseller agreements generally allow termination without penalty. For example, we received a notice of termination for convenience from one of these companies in 2013. Our results of operations could be adversely affected if we are unable to offset the loss of any revenue generated from any of these relationships upon their termination through growth in our collaboration solutions or the establishment of relationships with other resellers offering similar services.

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

Our business trends and revenue growth may continue to be affected by a challenging global economic climate, higher global unemployment or lower global business activity. Historically, difficult economic conditions and uncertainty about future economic conditions have adversely affected our industry and our customers’ level of spending, ability to make timely payments to us for our services and adoption of new technologies, which has required us to increase our allowance for doubtful accounts, negatively impacted our days sales outstanding, led to increased price competition and adversely affected our results of operations.

Price increases from our telecommunications service providers or our inability to efficiently utilize or re-negotiate pricing or minimum purchase requirements in these agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain voice and data services on favorable terms from telecommunications service providers. The total amount of our minimum purchase requirements in 2013 was approximately $7.4 million, and we incurred telecommunications costs in excess of these minimums. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $9.1 million, $1.3 million and $0.7 million for 2014, 2015 and 2016, respectively. In addition, certain circuits and colocation services that we purchase are subject to term requirements, including penalties for early termination. These service providers are not obligated to renew these agreements or offer the same or lower rates in the future, and these agreements may be subject to termination or modification for reasons outside of our control. Other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements or re-negotiate at competitive pricing without such minimums. If we are unable to obtain telecommunications services on favorable terms or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Interruption in third-party services that we use could result in service delays and disruptions, a loss of significant customers and revenues or an increase in costs.

We do not own a telecommunications network and host a significant portion of our operational and network systems through third parties. As a result, we depend on a variety of third-party providers for voice and data services, financial systems and Internet access. Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and web-based services on favorable terms from traditional and VoIP telecommunications service providers, local exchange carriers, financial system providers, computer hosting providers and Internet service providers. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, in Fall 2013, we experienced a service interruption as a result of one of our primary underlying carrier’s network outage, which necessitated that we transition our traffic to more expensive back-up networks. In addition, we have experienced service interruptions as a result of our expanded international coverage access points and increased traffic volumes. Any interruptions in the delivery of our services due to third-party outages could undermine confidence in our services and cause us to lose customers or harm our reputation, which would make attracting new customers more difficult. In addition, because many of our services are critical to our customers, any significant interruption in service could result in losses to customers. Although our customer contracts generally limit our liability for service failures and exclude liability for consequential damages, a court might not enforce these provisions, which could expose us to financial loss. Further, we often provide our customers with service level commitments, which if not met, may obligate us to provide service credits or other compensation to our customers or allow customers to terminate or renegotiate their contracts, which could negatively affect our results.

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

Disruption to our customers’ businesses may affect our revenues. The number of business days within a financial reporting period affects our business and results of operations. Natural disasters and other catastrophic events could impact the business activity of our customers and lead to lower revenues than we anticipate. If a natural disaster or other major event significantly disrupts our customers’ businesses, even if our infrastructure is unaffected, it could impact our revenues. For example, in the fourth quarter of 2012, Hurricane Sandy impacted the business of many of our customers in the northeastern United States, which led to lower revenue than we anticipated.

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

Security and privacy breaches of the security measures we employ to protect our customers’ confidential information may have an adverse impact on the use of our services.

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

Actual or perceived security breaches could damage our reputation, expose us to a risk of loss or liability and result in a loss of confidence in the security of our services that could potentially have an adverse effect on our business. For example, our customers may be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our customers’ computers. We may be required to make additional significant investments in efforts to protect against and remedy these and other types of security breaches. These issues are likely to become more difficult as we expand the number of places where we operate. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance, healthcare and financial services industries. Increased regulation of data privacy protections and information security obligations could impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. Some of our customers have sought, and may continue to seek, to contractually impose certain data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of sensitive or confidential information may result in proceedings or actions against us by government or other entities, private lawsuits against us such as class actions or the loss of customers, which could potentially have an adverse effect on our business, reputation and results of operations.

Undetected errors or defects in our software could affect market acceptance of our services and harm our business.

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

Our SaaS-based solutions present execution and competitive risks.

Our SaaS-based solutions offered in the cloud and accessible via the web without hardware installation or software downloads present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. We also expect other companies to enter into the emerging cloud computing market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud initiatives. Our cloud-based solutions may not attract or generate sufficient usage or revenue to recoup our investments in them. If we are not successful in our SaaS-based business model, our results of operations and financial condition may suffer. In addition, we may be subject to claims by customers if they experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods, which could have a material adverse effect on our results of operations.

As of December 31, 2013, we had $341.4 million of goodwill not subject to amortization and $78.6 million of other intangible assets, net of amortization, of which $77.2 million is subject to continuing amortization reflected in our consolidated financial statements. Goodwill is not subject to amortization but is subject to an annual impairment review. We are required to exercise significant judgment in identifying and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Any change in our key assumptions could result in an impairment charge that could materially adversely affect our results of operations and financial condition.

We may have exposure to greater than anticipated tax liabilities.

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states and local jurisdictions where we have not collected and remitted such taxes from our customers. We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2013 and December 31, 2012, we had reserved $8.3 million and $2.0 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. During the year ended December 31, 2013, we paid $0.9 million of tax and interest related to settlement of these state excise and sales tax contingencies. No such payments were made in 2012. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. For example, as discussed in Note 14 to our consolidated financial statements, we received notices of deficiencies from the New York State Department of Taxation and Finance in March 2013 relating to telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for which we have agreed to indemnify EasyLink Services International Corporation, or EasyLink, in connection with our PGiSend sale.

We generate a significant amount of revenue from outside the United States and any repatriation of funds from our foreign subsidiaries may result in higher effective tax rates. In addition, proposed changes to U.S. tax laws could significantly affect how we are taxed on foreign earnings. If passed, such legislation could have a material adverse effect on our tax expense.

We may not realize the anticipated savings from our restructuring and cost reduction initiatives.

To allow us to operate more efficiently and control costs, we have incurred restructuring charges related to the consolidation and streamlining of various functions of our workforce. We incurred severance costs, lease termination costs and exit costs of approximately $3.5 million in 2013 as part of our restructuring efforts and may incur additional restructuring costs in the future. We may not realize the expected benefits of these initiatives and may incur additional restructuring costs in the future. In addition, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation-related costs in connection with our restructuring efforts. The complex nature of these restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or the impact of the restructuring initiatives may not be immediately apparent. We can offer no assurance that our estimates of the savings achievable by these initiatives will be realized, which could have an adverse impact on our financial condition or results of operations.

The performance of our business depends on attracting and retaining qualified key personnel.

Our performance depends on attracting and retaining qualified key personnel, including highly skilled executive, sales, marketing personnel, customer support, product development and other technical personnel. In the software and services industry in particular, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software applications and web-based services. The employment of our key personnel in the United States is at will and not subject to employment agreements. Failure to attract and retain qualified key employees could have a material adverse effect on the performance of our business, our ability to successfully sell existing services, develop new services and our results of operations.

Risks Related to Ownership of Our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

As of December 31, 2013, we had utilized approximately $275.4 million of indebtedness, including approximately $270.1 million in borrowings and $5.3 million in letters of credit outstanding under our $475.0 million credit facility, which consists of a $350.0 million revolver, a $50.0 million Term A loan and a $75.0 million accordion feature. Although at December 31, 2013, we do not have any outstanding interest rates swaps, from time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility.

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

At the scheduled maturity of our credit facility in August 2018 or in the event of an acceleration of the indebtedness under the facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

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

Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven, as the majority of our revenue is currently derived without subscription-based or license fees or minimum commitments. In addition, our introduction of new solutions and changes in our product and customer mix has affected our gross margins. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that our operating results may fail to meet the expectations of public market analysts and investors in a future quarter, which will likely cause the market price of our common stock to decline.

Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•	fluctuations in organic revenue, operating expenses or gross margins;

•	increased competition and pricing pressure;

•	our ability to execute on our operating plans and strategy, including our SaaS business model;

•	variations in our customer mix and mix of products sold;

•	market acceptance of new and enhanced versions of our services;

•	the reliability and performance of our services;

•	the timing of new service announcements;

•	our investment in sales, marketing and advertising initiatives to promote the awareness and adoption of our SaaS-based services;

•	changes in regulations and legislation that may affect the competitive environment for our services; and

•	general economic conditions, market conditions related to our industry and seasonal factors.

Our stock price has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect that it will continue to be volatile. For example, during the year ended December 31, 2013, the intraday trading price of our common stock ranged from a high of $12.74 to a low of $8.77. The volatility of our stock price can be due to factors such as:

•	fluctuating operating results;

•	our success in transitioning our business model and increasing sales of our SaaS-based services;

•	announcements by us or our competitors of significant technological innovations, customer contracts, acquisitions, strategic alliances, joint ventures or capital commitments; and

•	changes in security analysts’ estimates of our performance or our actual operating and financial performance relative to analysts’ expectations.

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

There are several provisions in our articles and bylaws and under Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to provisions of the Georgia corporate law that relate to business combinations with interested shareholders, which may inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our articles permit our board to consider the interests of various constituencies, including employees, customers, suppliers, creditors, communities in which we maintain offices or operations and other factors which it deems pertinent, in carrying out and discharging its duties and responsibilities and in determining what the board believes to be in our best interests.

Risks Related to Acquisitions and Divestures

We face risks in connection with completed or potential acquisitions.

Our growth has been enhanced through our acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions and, if appropriate, engage in acquisition negotiations. For example, in the second half of 2013, we completed three acquisitions, the conferencing services business assets of The Himark Group, LLC,

d/b/a Copper Services, or Copper, ACT Teleconferencing, Inc., or ACT, and Powwownow. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets or do so at attractive valuations. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. In connection with the integrations of our acquisitions, we have experienced some delays in obtaining anticipated cost savings and increases in past due receivables due to delays in integrations and technology enhancements required of our infrastructure. Acquisitions also involve numerous additional risks to us and our investors, including:

•
difficulties in the integration of the operations, services and personnel of the acquired assets or company, including the need to implement controls, procedures and policies appropriate for a publicly traded company;

•	risk in retaining key acquired management, employees and acquired customers;

•
the impairment or loss of relationships with customers, resellers and strategic partners of the companies we acquired or with our customers, resellers and strategic partners as a result of the integration of acquired operations;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the incurrence of acquisition-related costs beyond expectations as we execute on our integration plans;

•	entry into markets in which we have little or no direct prior experience;

•	potential adverse financial impact from failure of acquisitions to meet revenue and earnings expectations;

•	outages of the operations infrastructure of acquired businesses prior to transition to our infrastructure;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	use of substantial portions of our available cash or the incurrence of debt to consummate an acquisition;

•	potentially dilutive issuances of equity securities;

•	diversion of our management’s attention from other business concerns; and

•	regional economic and political conditions.

We have also made strategic investments in a number of companies and are likely to experience similar risks in connection with these investments or any future investments, including the failure of strategic investments to perform as expected. If we fail to adequately manage these risks, our acquisitions and strategic investments may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results.

Indemnification claims stemming from the sale of our PGiSend business could adversely affect our results of operations.

EasyLink, the entity that purchased our PGiSend business, has made several indemnification claims, including the state telecommunications excise and corporate tax matters discussed in Note 14 to our consolidated financial statements, and may make additional claims. We will incur expenses to resolve such indemnification claims, which could harm our operating results and may divert management attention from our continuing operations. In addition, Open Text Corporation, or OpenText, acquired EasyLink in July 2012, which may delay our ability to resolve these indemnification claims.

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

Claims alleging patent, trademark or copyright infringement against us, whether successful or not, could result in substantial costs.

Many patents, trademarks and copyrights have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third-party claims or proceedings, alleging that our current or future products or services infringe the patent, trademark or copyright rights or other intellectual property rights of third parties. The suppliers and vendors on which we rely may also be subject to litigation with respect to technology on which we depend and we are unable to predict whether our business would be affected by such litigation. In addition, our use of open source software in some of our products may make us vulnerable to claims that our products infringe third-party intellectual property rights. In addition, our resellers or customers may allege that we are obligated to indemnify them for similar claims made against them. We evaluate such claims when they arise to determine whether the claims are valid or infringed by our operations and whether it would be more effective to obtain a license or dispute that any infringement is occurring. We have at times in the past obtained licenses from parties claiming to hold patents that they contended were infringed by our services. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of any infringement proceedings or claims, and an adverse outcome could have a material effect on our business, financial condition and results of operations. We ultimately may not prevail on any such claims and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Furthermore, there is an increased risk that confidential information could be compromised during litigation or that public announcements of the results of hearings, motions or interim proceedings would be perceived by analysts or inventors as negatively impacting our business. Any infringement claim, whether with or without merit, could:

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

Regulatory and legislative changes have imposed, or could impose, additional restrictions that may impact our business, including the passage of federal, state, local and international laws, rules and regulations relating to telecommunications services and to data privacy. The application of these laws and regulations to our services is often unclear, and the laws and regulations sometimes conflict with one another. Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service or utility commissions, as well as state and local taxing authorities, among others. Regulatory change is an ongoing process, and such changes in laws, regulations or governmental policy affecting our activities and those of our competitors could significantly influence how we operate our business and introduce new products and services. Our ability to introduce new products and services may also be affected if we cannot predict how existing or future laws, regulations or policies would apply to such products or services.

Historically, we have viewed our conferencing services as private carrier teleconferencing services and as such we have not submitted to all regulations applicable to traditional common carrier telecommunication services in the United States. However, it is possible that the FCC may require us to submit to such regulations under the Communications Act. The extent to which our services are viewed as the provision of traditional common carrier services will affect the federal regulations with which we must comply. In addition, if telecommunications regulatory authorities disagree with our methodology or classification of our services and increase our contribution obligation to USF or conclude that our services are subject to additional regulations and requirements, we may not be able to recoup such fees from our customers, which would negatively affect our results of operations. It is possible that state regulatory authorities may also seek to require us to submit to similar regulations under various state laws and that state or local taxing authorities may similarly attempt to subject our conferencing solutions to their telecommunications excise tax statutes or universal service regulations and remittance requirements.

Further, through our Powwownow acquisition, a portion of our operations in the European Union are regulated and supervised by Ofcom and BNetzA, among other regulators. In particular, Ofcom is in the process of undertaking a fundamental review of the regulatory regime applying to non-geographic calling services, which could result in a significant change to the retail and wholesale charging arrangements to which such calls are subject.

We cannot predict how regulatory requirements may affect customer demand for our collaboration solutions or our existing or future competitors, as well as whether regulatory or taxing authorities will impose additional requirements, regulations, charges or taxes on the provision of certain of our services. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, become subject to investigation by regulators, or are required to submit to the jurisdiction of state government authorities as providers of common carrier telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, enforcement actions, fines, forfeitures, taxes, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we have expanded into Brazil, China and India, and, in 2013, acquired two companies with international presences, ACT and Powwownow. Conducting our business internationally presents numerous inherent difficulties and risks that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. We have a global presence in 25 countries and in 2013 approximately 37.1% of our consolidated net revenues and 33.1% of our operating expenses were generated in countries outside the United States. As a result, we may experience material losses in revenues and earnings from fluctuations in foreign currencies. For example, we estimate that changes in foreign currency exchange rates during 2013 negatively impacted our net revenues by approximately $4.2 million as compared to 2012. Weakening of foreign currencies relative to the U.S. Dollar will adversely affect the value of our foreign currency-denominated sales and earnings and could lead us to increase international pricing, which could potentially reduce demand for our products. We anticipate that such fluctuations will continue to impact our financial results. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” of this annual report.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Our current corporate headquarters occupy approximately 71,000 square feet of office space in Atlanta, Georgia under a lease entered into by one of our subsidiaries, which is guaranteed by us and expires in August 2018. We occupy additional space of approximately 88,000 square feet in Colorado Springs, Colorado under a lease expiring in November 2020 and approximately 88,000 square feet in Olathe, Kansas under a lease expiring in November 2018.

We have also entered into facility leases for sales offices and server equipment within and outside the United States. We believe that our current facilities and office space are sufficient to meet our present needs. We do not anticipate any difficulty securing additional space, as needed, on terms acceptable to us.

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

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value per share, is listed on the New York Stock Exchange under the symbol “PGI”. The following table sets forth the high and low intraday sales prices of our common stock as reported on the NYSE for the periods indicated.

2013	High	Low
Fourth Quarter	$11.75	$8.77
Third Quarter	$12.34	$9.50
Second Quarter	$12.74	$9.56
First Quarter	$11.93	$8.90
2012	High	Low
Fourth Quarter	$9.97	$7.92
Third Quarter	$10.00	$8.36
Second Quarter	$10.13	$7.83
First Quarter	$9.74	$8.08

The closing price of our common stock as reported on the NYSE on March 11, 2014 was $11.84. As of March 11, 2014, there were 618 record holders of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth repurchases in the fourth quarter of 2013 of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2013	—	$—	—	5,592,636
November 1 - 30, 2013	—	$—	—	5,592,636
December 1 - 31, 2013	183,281	$10.93	115,036	5,477,600
Total	183,281	$10.93	115,036	5,477,600

(1)
The total number of shares purchased includes shares purchased pursuant to our stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 68,245 shares in December 2013, which do not count against shares authorized under our stock repurchase programs.

(2)
In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of December 31, 2013, we had not repurchased any shares pursuant to this new stock repurchase program. We also have approximately 478,000 shares that remain available for repurchase pursuant to our previous board-approved stock repurchase program approved in July 2011 authorizing the repurchase of up to 5.0 million shares of our common stock. Neither of our repurchase programs has an expiration date.

Stock Performance Graph

The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500 Composite Stock Price Index and the S&P 500 Software & Services Index for the period beginning December 31, 2008 and ending December 31, 2013. The graph assumes an investment in our common stock, the S&P 500 and the S&P 500 Software & Services Index of $100 on December 31, 2008, and reinvestment of dividends. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Premiere Global Services, Inc.	100.00	95.82	78.98	98.37	113.59	134.61
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Software & Services Index	100.00	158.09	169.47	177.93	210.03	284.88

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.     Selected Financial Data

The following table contains selected consolidated financial data as of and for the years ended December 31, 2009 through December 31, 2013. Our results of operations include net revenues and associated costs for all acquisitions from the effective date of each acquisition and exclude the effect of current and prior period discontinued operations, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2013	2012	2011	2010	2009
	(in thousands, except for per share amounts)
Statements of Operations Data:
Net revenues	$526,865	$505,281	$473,834	$441,753	$453,962
Operating income	34,737	41,426	35,956	20,981	45,370
Income from continuing operations attributable to common and common equivalent shares for:
—basic earnings per share	18,854	28,055	16,888	8,966	25,758
—diluted earnings per share	18,854	28,055	16,888	8,966	25,758
Income from continuing operations per common and common equivalent shares for:
—basic (1)	$0.41	$0.59	$0.34	$0.15	$0.44
—diluted (1)	$0.40	$0.58	$0.34	$0.15	$0.43
(Loss) income from discontinued operations	(538)	(465)	4,546	(4,135)	(12,149)
Net income attributable to common and common equivalent shares for:
—basic earnings per share	18,316	27,590	21,434	4,831	13,609
—diluted earnings per share	18,316	27,590	21,434	4,831	13,609
Net income per common and common equivalent shares for:
—basic (1)	$0.40	$0.58	$0.43	$0.08	$0.23
—diluted (1)	$0.39	$0.57	$0.43	$0.08	$0.23
Shares used in computing income from continuing operations and earnings per common and common equivalent shares for:
—basic	46,214	47,596	49,619	58,009	58,823
—diluted	46,727	48,092	49,971	58,355	59,310
Balance Sheets Data (at year end):
Cash and equivalents	$44,955	$20,976	$32,033	$15,101	$41,402
Working capital	48,559	35,594	38,607	22,512	46,444
Total assets	698,108	545,803	542,821	541,657	681,539
Total debt	274,186	182,969	199,808	183,744	266,523
Total shareholders' equity	272,885	252,204	243,737	242,015	281,042

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PGi has been a leading global provider of collaboration software and services for over 20 years. Our cloud-based software applications let business users connect, collaborate and share ideas and information from their desktop, tablet or smartphone, enabling greater productivity in the office or on the go. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

During 2013, we continued our strategy to transition PGi to a SaaS company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation collaboration solutions, iMeet and GlobalMeet. The following discussion and analysis reflects our results from continuing operations.

Key highlights of our financial and strategic accomplishments for 2013 include:

•	Generated approximately 4.3% growth in our net revenues over 2012, despite a negative impact of approximately 0.8% from fluctuations in foreign currency exchange rates;

•	Grew revenues from our SaaS products by nearly 75% to approximately $31 million as compared to 2012;

•	Completed our acquisitions of ACT, Powwownow and Copper, which expand our global customer base and provide new opportunities for us to sell our SaaS-based collaboration products; and

•	Increased the borrowing capacity, extended the term and improved the pricing and covenants of our credit facility.

Our primary corporate objectives in 2014 are focused on continuing to:

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

In 2013, approximately 37.1% of our net revenues were generated in countries outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during 2013 negatively impacted our net revenues by approximately $4.2 million as compared to 2012.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is driven primarily by the increase of total minutes sold, partially offset by the decrease of the average rates per minute. We believe that this trend is consistent with the industry, and we expect it to continue in the foreseeable future. Our business trends and revenue growth continue to be affected by the challenging economic climate, higher global unemployment and lower global business activity. Despite these economic headwinds and continued price compression, our net revenues increased to $526.9 million in 2013 as compared to $505.3 million in 2012.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. On August 27, 2013, we amended our credit facility by increasing the overall borrowing capacity to $400.0 million from $300.0 million and extending the maturity date from December 20, 2016 to August 27, 2018. As of December 31, 2013, borrowings under our $475.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $270.1 million. See "- Results of Operations - Liquidity and Capital Resources - Capital Resources" for a description of our credit facility.

In addition, we intend to continue to prudently invest in our collaboration solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this annual report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Results of Operations

The following table presents the percentage relationship of our consolidated statements of operations line items to our consolidated net revenues for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	42.9	42.6	41.3
Selling and marketing	25.5	25.9	28.3
General and administrative (exclusive of expenses shown separately below)	12.4	12.5	12.1
Research and development	3.1	2.8	2.4
Excise tax expense	0.4	0.1	0.1
Depreciation	6.4	6.4	6.5
Amortization	0.7	0.8	1.3
Restructuring costs	0.7	0.1	0.2
Asset impairments	0.2	0.2	0.1
Net legal settlements and related expenses	0.1	0.4	0.1
Acquisition-related costs	1.0	—	—
Total operating expenses	93.4	91.8	92.4
Operating income	6.6	8.2	7.6
Other (expense) income
Interest expense	(1.4)	(1.4)	(2.1)
Interest income	—	—	—
Other, net	0.1	(0.2)	(0.1)
Total other expense	(1.3)	(1.6)	(2.2)
Income from continuing operations before income taxes	5.3	6.6	5.4
Income tax expense	1.7	1.1	1.8
Net income from continuing operations	3.6	5.6	3.6
(Loss) income from discontinued operations, net of taxes	(0.1)	(0.1)	1.0
Net income	3.5%	5.5%	4.5%

Net Revenues

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
Net revenues:
North America	$345,354	$336,836	$316,231	8,518	2.5	20,605	6.5
Europe	115,118	105,488	97,986	9,630	9.1	7,502	7.7
Asia Pacific	66,393	62,957	59,617	3,436	5.5	3,340	5.6
Consolidated	$526,865	$505,281	$473,834	$21,584	4.3	$31,447	6.6
Operating income (1):
North America	$6,165	$9,853	$1,849	(3,688)	(37.4)	8,004	432.9
Europe	25,927	27,279	26,739	(1,352)	(5.0)	540	2.0
Asia Pacific	2,645	4,294	7,368	(1,649)	(38.4)	(3,074)	(41.7)
Consolidated	$34,737	$41,426	$35,956	$(6,689)	(16.1)	$5,470	15.2
Percent of net revenues:
North America	65.5%	66.6%	66.7%
Europe	21.9%	20.9%	20.7%
Asia Pacific	12.6%	12.5%	12.6%
Consolidated	100.0%	100.0%	100.0%

(1)
“Operating income,” as presented, is inclusive of “Restructuring costs,” “Asset impairments,” “Net legal settlements and related expenses” and "Acquisition-related costs". The inclusion of these categories in the aggregate resulted in a decrease to “Operating income” of $7.2 million for 2013 as compared to 2012. For additional details, refer to the following tables and explanations.

The following table details the changes in net revenues from the year ended December 31, 2011 to the year ended December 31, 2013 (in thousands):

	Consolidated	North America	Europe	Asia Pacific
2011	$473,834	$316,231	$97,986	$59,617
Change in volume	102,263	68,227	20,692	13,344
Change in selling prices and product mix	(66,734)	(47,466)	(9,244)	(10,024)
Impact of fluctuations in foreign currency exchange rates	(4,082)	(156)	(3,946)	20
2012	505,281	336,836	105,488	62,957
Change in volume	39,728	8,219	17,596	13,913
Change in selling prices and product mix	(32,498)	(11,978)	(13,362)	(7,158)
Acquisitions	18,593	12,719	4,555	1,319
Impact of fluctuations in foreign currency exchange rates	(4,239)	(442)	841	(4,638)
2013	$526,865	$345,354	$115,118	$66,393

Net revenues increased in each of our operating segments during the year ended December 31, 2013 from the comparable prior year periods due to increased volume and our 2013 acquisitions, partially offset by decreased average selling prices. The changes in volume and average selling prices were more significant in 2012 than in 2013, particularly in North America, primarily due to increased revenues generated from newly acquired and existing large enterprise customers. The volume increases associated with these large enterprise customers were accompanied by price concessions. In addition, changes in volume and selling prices for 2013 were also impacted by changes in our product mix. Revenues from our SaaS products, the majority of which are recognized in our North America segment, increased to $30.8 million in 2013 compared to $18.0 million in 2012. Fluctuations in foreign exchange rates negatively impacted net revenues in North America and Asia Pacific by $0.4 million and $4.6 million, respectively, during the year ended December 31, 2013, and positively impacted Europe by $0.8 million during the year ended December 31, 2013.

Cost of Revenues

	Years Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
North America	$153,305	$152,842	$141,669	463	0.3	11,173	7.9
Europe	38,328	33,361	30,232	4,967	14.9	3,129	10.3
Asia Pacific	34,361	28,951	23,921	5,410	18.7	5,030	21.0
Consolidated	$225,994	$215,154	$195,822	$10,840	5.0	$19,332	9.9

	Years Ended December 31,
	2013	2012	2011
	% of Revenues
Cost of revenues:
North America	44.4	45.4	44.8
Europe	33.3	31.6	30.9
Asia Pacific	51.8	46.0	40.1
Consolidated	42.9	42.6	41.3

Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2013 and 2012 compared to prior year period. These increases were primarily due to volume growth in our large enterprise customer base, including increased capacity requirements and price concessions to existing customers. These were partially offset by growth in sales of our higher margin next-generation collaboration solutions and fewer sales of lower-margin, third-party products. Fluctuations in foreign currency exchange rates resulted in decreases in consolidated cost of revenues of $1.3 million in 2013 and $1.8 million in 2012.

The increase in cost of revenues as a percentage of segment net revenues for Europe and Asia Pacific during 2013 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements in certain countries in Asia Pacific with higher telecommunication costs and price concessions to existing customers in both regions. In addition, certain global customer costs were re-allocated between regions, resulting in higher costs of revenues in Europe offset by lower North America costs. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. The increases in Europe and Asia Pacific were mitigated by growth in sales of our higher margin next-generation collaboration solutions. Fluctuations in foreign currency exchange rates resulted in an increase in cost of revenues in Europe of $0.5 million while resulting in a decrease in cost of revenues in Asia Pacific of $1.7 million as compared to 2012.

The decrease in cost of revenues as a percentage of segment net revenues for North America during 2013 was attributable primarily to the growth in our higher margin next-generation collaboration solutions, the re-allocation of customer costs between regions discussed above and a decrease in sales of lower margin, third-party products. This decrease was partially offset by continued price concessions to existing customers.

The increase in cost of revenues as a percentage of segment net revenues for all segments in 2012 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements, and price concessions to existing customers. Increases in North America and Europe were mitigated by growth in sales of our higher margin, SaaS-based meeting solutions. In Asia Pacific, the increase in cost of revenues was also driven by an increase in lower margin, third-party products. Fluctuations in foreign currency exchange rates resulted in decreased cost of revenues in Europe of $1.6 million and did not have a significant impact in North America or Asia Pacific in 2012 as compared to 2011.

Selling and Marketing Expenses

	Years Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
North America	$82,562	$81,397	$87,732	1,165	1.4	(6,335)	(7.2)
Europe	33,264	30,816	28,084	2,448	7.9	2,732	9.7
Asia Pacific	18,600	18,418	18,202	182	1.0	216	1.2
Consolidated	$134,426	$130,631	$134,018	$3,795	2.9	$(3,387)	(2.5)

	Years Ended December 31,
	2013	2012	2011
	% of Revenues
Selling and marketing expenses:
North America	23.9	24.2	27.7
Europe	28.9	29.2	28.7
Asia Pacific	28.0	29.3	30.5
Consolidated	25.5	25.9	28.3

Selling and marketing expenses increased in 2013 as compared to the previous year for all of our segments. The increase in North America was primarily due to an increase in personnel-related costs due to an increase in headcount, as well as new promotional incentives on certain products beginning in 2013. These increases were partially offset by lower marketing and direct advertising costs since the initial launch of our iMeet and GlobalMeet products. Europe also had headcount increases over the past year, which resulted in the majority of the increase in selling and marketing expenses for that region. While selling and marketing expenses in Asia Pacific remained fairly consistent in 2013 in comparison to the prior year, fluctuations in foreign currencies resulted in a decrease of $1.4 million. The foreign currency impact to Asia Pacific was primarily offset by increases in personnel-related costs due to an increase in headcount.

Selling and marketing expenses in North America decreased in 2012 as compared to 2011 primarily due to costs related to the launch of our iMeet and GlobalMeet services in 2011. The increase in Europe in 2012 was primarily attributable to higher personnel-related costs, partially offset by the impact of foreign currency rates, which resulted in decreased selling and marketing expense of $1.5 million.

General and Administrative Expenses

	Years Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
North America	$47,406	$46,076	$41,331	1,330	2.9	4,745	11.5
Europe	9,846	8,582	8,006	1,264	14.7	576	7.2
Asia Pacific	7,967	8,754	7,839	(787)	(9.0)	915	11.7
Consolidated	$65,219	$63,412	$57,176	$1,807	2.8	$6,236	10.9

	Years Ended December 31,
	2013	2012	2011
	% of Revenues
General and administrative expenses:
North America	13.7	13.7	13.1
Europe	8.6	8.1	8.2
Asia Pacific	12.0	13.9	13.1
Consolidated	12.4	12.5	12.1

General and administrative expenses in North America increased in 2013 as compared to 2012 primarily as a result of the incremental costs associated with our recent acquisition of ACT. While acquisition-related costs are recorded separately, the continuing costs of this entity contributed to the increased expenses within the region. General and administrative expenses in Europe increased in 2013 due to the incremental costs related to our recent acquisitions, as well as professional fees incurred in connection with various legal and tax matters, none of which were individually significant. General and administrative expenses in Asia Pacific decreased in 2013 primarily due to a reduction of bad debt expense, as well as a result of fluctuations in foreign currency exchange rates, which decreased general and administrative costs by $0.5 million.

General and administrative expenses in North America increased in 2012 as compared to 2011 primarily as a result of increased personnel-related costs and, to a lesser extent, costs incurred to improve efficiencies in internal technology. General and administrative expenses in Asia Pacific increased in 2012 primarily due to increases in bad debt expense and professional fees. General and administrative expenses in Europe increased in 2012 due to personnel-related costs and professional fees. The increases in Europe occurred despite the negative impact of $0.5 million from foreign currency exchange rates.

Research and Development Expenses

Consolidated research and development expenses as a percentage of consolidated net revenues was 3.1%, 2.8% and 2.4% in 2013, 2012 and 2011, respectively. We incurred the majority of research and development expenses in North America. Consolidated research and development expenses increased $2.2 million in 2013 and $2.8 million in 2012 from the prior year periods. The increase in each period was primarily driven by additional resources to develop our SaaS-based solutions. The acquisition of ACT also contributed to this increase in 2013.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$614	$482	$169
Selling and marketing	2,391	1,340	837
Research and development	861	557	538
General and administrative	4,006	5,695	5,213
Equity-based compensation expense	$7,872	$8,074	$6,757

Depreciation Expense

	Years Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
North America	$27,244	$26,901	$25,933	343	1.3	968	3.7
Europe	4,123	3,369	2,949	754	22.4	420	14.2
Asia Pacific	2,391	2,212	1,949	179	8.1	263	13.5
Consolidated	$33,758	$32,482	$30,831	$1,276	3.9	$1,651	5.4

	Years Ended December 31,
	2013	2012	2011
	% of Revenues
Depreciation expense:
North America	7.9	8.0	8.2
Europe	3.6	3.2	3.0
Asia Pacific	3.6	3.5	3.3
Consolidated	6.4	6.4	6.5

Consolidated depreciation expense increased in each of 2013 and 2012 from prior year periods as a result of increases in our productive asset base.

Amortization Expense

	Years Ended December 31,			Change from 2012 to 2013		Change from 2011 to 2012
	2013	2012	2011	$	%	$	%
North America	$2,878	$2,716	$4,465	162	6.0	(1,749)	(39.2)
Europe	509	1,265	1,640	(756)	(59.8)	(375)	(22.9)
Asia Pacific	109	—	260	109	100.0	(260)	(100.0)
Consolidated	$3,496	$3,981	$6,365	$(485)	(12.2)	$(2,384)	(37.5)

	Years Ended December 31,
	2013	2012	2011
	% of Revenues
Amortization expense:
North America	0.8	0.8	1.4
Europe	0.4	1.2	1.7
Asia Pacific	0.2	0.0	0.4
Consolidated	0.7	0.8	1.3

Consolidated amortization expense decreased in 2013 and 2012 compared to prior year periods primarily as a result of customer lists and non-compete intangible assets from acquisitions completed prior to 2013 in North America and Europe that have become fully amortized. This decrease was partially offset in 2013 by the incremental amortization recognized on newly recorded intangible assets, including customer lists, trade names and non-compete agreements, as a result of our 2013 acquisitions.

Refer to Notes 6 and 12 of our consolidated financial statements for additional information on our related intangible assets and acquisitions.

Restructuring Costs

Consolidated restructuring costs from continuing operations were $3.5 million, $0.6 million and $0.8 million in 2013, 2012 and 2011, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. The discussion below includes costs related to our continuing and discontinued operations.

Realignment of Workforce – 2013

During 2013, we recorded restructuring expenses of $3.5 million. This amount includes net adjustments of $0.1 million related to prior year realignments, as detailed below. For the 2013 realignment, we recorded $3.2 million of severance costs and eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. We also recorded $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $1.9 million at December 31, 2013, which we anticipate will be paid within two years.
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.0 million of severance costs, including $0.1 million in adjustments recorded in 2013. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.4 million in Asia Pacific. There is no remaining reserve for the 2012 realignment at December 31, 2013.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.2 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business in 2010 to Easylink as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.3 million in Europe and $1.2 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in Europe, which was recorded during 2013. There is no remaining reserve for the 2010 realignment at December 31, 2013.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.5 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.5 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. During 2013, we updated assumptions regarding lease termination costs, resulting in a $0.1 million expense in North America, which is also included in the cumulative costs related to the 2009 realignment presented above. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.3 million at December 31, 2013. We anticipate these costs will be paid within the next two years.

Asset Impairments

Asset impairments were $1.2 million, $0.9 million and $0.5 million in 2013, 2012 and 2011, respectively. Asset impairments can fluctuate year to year based on the result of our impairment assessments of goodwill and long-lived assets. In 2013, the impairment was primarily related to an adjustment to a vacant facility in Europe. In 2012, the impairments related to specific assets that were no longer in use after upgrades to our internal systems. There were no individually significant impairments in 2011.

Net Legal Settlements and Related Expenses

Net legal settlements and related expenses were $0.6 million, $2.0 million and $0.5 million in 2013, 2012 and 2011, respectively. Net legal settlements and related expenses fluctuate year to year based on the status of various litigation matters and claims. During 2012, the increase in net legal settlements and related expenses were primarily attributable to the settlement of a contractual dispute with a third-party software systems integrator.

Acquisition-related Costs

Acquisition-related costs reflected in our consolidated statements of operations include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration-related professional fees and other post-business combination expenses associated with our business acquisitions.
The following table summarizes acquisition-related costs incurred during the year ended December 31, 2013 (in thousands):

2013
Professional fees	2,439
Release of indemnification asset	1,129
Integration-related costs	1,824
Total acquisition-related costs	$5,392
For further discussion of the indemnification asset and related costs see Notes 12 and 16 to our consolidated financial statements.

Interest Expense

The majority of our interest expense from continuing operations is incurred in North America and was $7.2 million, $7.2 million and $10.0 million in 2013, 2012 and 2011, respectively. Interest expense was flat in 2013 as a compared to 2012. Our total debt outstanding increased in 2013, primarily as a result of funding our acquisitions. The impact the increased borrowing had on interest expense was minimized due to our 2013 credit facility amendment refinancing, which resulted in lower interest rates. Interest expense decreased in 2012 compared to 2011 as a result of a prior amendment to our credit facility in December 2011, resulting in lower interest rates and debt issuance costs. Interest expense was also lower in 2012 due to lower debt outstanding. The weighted-average outstanding balance on our credit facility was $207.0 million, $192.9 million and $197.2 million during 2013, 2012 and 2011, respectively.

Other, Net

Other, net was a gain (loss) of $0.2 million, $(0.8) million and $(0.6) million in 2013, 2012 and 2011, respectively. Other, net was comprised primarily of foreign currency exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated payables and receivables into their respective functional currency.

Income Taxes

Income tax expense for the years ended December 31, 2013, 2012 and 2011 from continuing operations was $9.1 million, $5.4 million, and $8.6 million, respectively. The increase in income tax expense between 2013 and 2012 was primarily as a result of net benefits from foreign tax credits during 2012. Similarly, the decrease in income tax expense between 2012 and 2011 was primarily related to the net benefits from foreign tax credits during 2012.

As of December 31, 2013 and 2012, we had $9.4 million and $5.4 million, respectively, of unrecognized tax benefits. If recognized, unrecognized tax benefits of $7.7 million and $4.1 million as of December 31, 2013 and 2012, respectively, would affect our annual effective tax rate.

Discontinued Operations

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenues from discontinued operations	$—	$—	$8,735

Operating loss	(542)	(453)	(1,768)
Interest expense	(232)	(271)	(686)
(Loss) gain on disposal	(6)	9	(298)
Income tax benefit	242	250	7,298
(Loss) income from discontinued operations, net of taxes	$(538)	$(465)	$4,546

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

We allocated interest expense related to interest recognized on uncertain tax positions specific to our PGiSend discontinued operations in 2011, 2012 and 2013.

The results of discontinued operations for 2011 include an income tax benefit of $7.3 million. This benefit includes approximately $6.0 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale.

The results of discontinued operations for 2013 and 2012 related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with the PGiSend sale.

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

Liquidity and Capital Resources

Cash Provided by Operating Activities

Consolidated operating cash flows from continuing operations were $75.7 million, $70.5 million and $58.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in net cash provided by operating activities was primarily attributable to fluctuations in working capital in 2013 compared to 2012. This was primarily driven by increased collections of accounts receivable of approximately $12.4 million as compared to the prior period. Our collection results can fluctuate because of our customers’ internal processes for approval of invoices and the timing of their release of funds. In addition, the day of the week that a quarter end period closes can also impact our collections, as we typically experience higher collections at the beginning of a calendar week. These factors negatively impacted us during the year ended December 31, 2012 and were much more positive during year ended December 31, 2013. This increase was offset by higher payments made on accounts payable of approximately $6.2 million as compared to the prior period. While net income decreased in 2013, the impact to cash flows from operations was minimized by the various reconciling expense items separately identified on our consolidated statements of cash flows. The increase in net cash provided from operating activities in 2012 was primarily attributable to an increase in net income from continuing operations as compared to 2011.

Cash Used in Investing Activities

Consolidated investing activities from continuing operations used cash of $134.2 million, $33.6 million and $29.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The principal uses of cash in investing activities in 2013 were $102.0 million for our 2013 acquisitions, net of cash acquired, and $31.8 million of capital expenditures. The principal uses of cash in investing activities in 2012 included $32.3 million of capital expenditures and $1.0 million invested in a privately-held cloud service marketplace company. The principal uses of cash in investing activities in 2011 included $30.1 million of capital expenditures and $1.0 million invested in a privately-held conferencing company, partially offset by $1.3 million of working capital settlements related to our PGiSend sale.

Cash Provided by (Used in) Financing Activities

Consolidated financing activities from continuing operations provided cash of $83.1 million for the year ended December 31, 2013 and used cash of $47.4 million and $9.5 million for the years ended December 31, 2012 and 2011, respectively. The primary source of cash from financing activities in 2013 was $87.9 million of net proceeds from borrowing arrangements offset by $1.3 million in payments of debt issuance costs and $4.1 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary uses of cash for financing activities in 2012 included $29.9 million in treasury stock purchases and $18.7 million of net payments on borrowing arrangements. The primary uses of cash for financing activities in 2011 included $23.9 million in treasury stock purchases and $1.5 million of debt issuance cost, partially offset by $15.2 million of net proceeds from borrowing arrangements.

Off-balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and Contingencies

The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Amounts committed	2014	2015	2016	2017	2018	There- after
Contractual obligation:
Current borrowings on credit facility	$270,139	$—	$—	$—	$—	$270,139	$—
Operating leases	76,158	18,746	14,781	12,361	10,922	8,924	10,424
Telecommunications service agreements	11,207	9,103	1,289	674	141	—	—
Restructuring costs	2,204	1,822	382	—	—	—	—
Capital leases and interest	4,407	1,912	1,629	866	—	—	—
Credit facility commitment fees and interest	29,420	7,840	7,115	6,213	5,274	2,978	—
Asset retirement obligation	1,158	180	193	654	—	37	94
Current uncertain tax positions	857	857	—	—	—	—	—
	$395,550	$40,460	$25,389	$20,768	$16,337	$282,078	$10,518

The table above excludes $8.5 million of uncertain tax positions because we are unable to determine when, or if, payment of these amounts will be made.

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states and local jurisdictions where we have not collected and remitted such taxes from our customers. During the year ended December 31, 2013, we paid $0.9 million of tax and interest related to the settlement of these state excise and sales tax contingencies. No such payments were made in 2012.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2013 and 2012, we had reserved $8.3 million and $2.0 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states or local taxing authorities may disagree with our method of assessing and remitting such taxes or additional states or local taxing authorities may subject us to inquiries regarding such taxes.

Capital Resources

 On August 27, 2013, we amended our credit facility by increasing the overall borrowing capacity to $400.0 million from $300.0 million and extending the maturity date from December 20, 2016 to August 27, 2018. In connection with this amendment, we incurred $1.3 million in debt issuance costs, which were capitalized and included within "Other assets" in our consolidated balance sheets and will be amortized as an adjustment to "Interest expense" over the remaining life of the credit facility. Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at December 31, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2013, was 2.45%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2013, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants.

At December 31, 2013, we were in compliance with the covenants under our credit facility. At December 31, 2013, we had utilized $275.4 million of our credit facility, with $270.1 million of borrowings and $5.3 million in letters of credit outstanding under our credit facility. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2013, we have no outstanding interest rate swaps.

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

Liquidity

As of December 31, 2013, we had $45.0 million in cash and equivalents compared to $21.0 million as of December 31, 2012. Cash balances residing outside of the United States as of December 31, 2013 were $36.7 million compared to $18.6 million as of December 31, 2012. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.

At December 31, 2013, we had $124.6 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues from continuing operations consist primarily of usage fees generally based on per minute, and prior to our discontinued reclassifications, per fax page or per transaction methods. To a lesser extent, we charge subscription-based and license fees and have fixed-period minimum revenue commitments related to our SaaS-based collaboration products. These subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 to 24 months. We also include per minute usage fees generated through the use of our SaaS-based collaboration products in our presentation and discussion of SaaS revenues. These usage fees, which are generated if a customer elects to use either minutes in excess of the contractual amount or of a type not included in the arrangement, are recognized as incurred by the customer, consistent with our other per minute usage fees. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our consolidated balance sheets. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
.

Allowance for Uncollectible Accounts Receivable

Prior to the recognition of revenue, we make a decision that collectability is reasonably assured. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $78.5 million and $75.1 million, net of allowance for uncollectible accounts receivable of $0.8 million and $0.8 million, as of December 31, 2013 and 2012, respectively. If the financial condition of our customers were to deteriorate, resulting in impairment to their ability to make payments, additional allowances may be required.

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

Goodwill is not subject to amortization, but is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments, North America, Europe and Asia Pacific. We utilize December 31 as our annual date to perform the assessment and adopted the qualitative goodwill impairment assessment standard, applied as of December 31, 2012. Under this standard, management qualitatively evaluates whether it is more likely than not that goodwill is impaired. If we qualitatively conclude it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed with the quantitative two-step impairment assessment. As a result of the acquisitions made in 2013, we elected to perform step one of the quantitative impairment test for each of our reporting units for our December 31, 2013 assessment. Based on our quantitative assessment this year, the estimated fair value of our Europe and Asia Pacific reporting units substantially exceeded their respective carrying values, while the estimated fair value of our North America segment exceeded its carrying value by 20%.

Other intangible assets with finite lives continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets, and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets and goodwill totaled $420.0 million and $305.2 million as of December 31, 2013 and 2012, respectively. Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

We have established valuation allowances of $29.1 million at December 31, 2013 and $26.6 million at December 31, 2012. Our valuation allowance at December 31, 2013 primarily relates to certain federal and state capital loss carryforwards and foreign and state net operating losses. Current evidence suggests we will not realize sufficient taxable income of the appropriate character on a jurisdictional basis within the carryforward period to allow us to realize the deferred tax benefits for which we have established a valuation allowance. Net of these valuation allowances, our deferred tax liability as of December 31, 2013 was $12.7 million and our total net deferred tax asset as of December 31, 2012 was $4.2 million. We believe that we will generate sufficient taxable income in the future to realize the tax benefits related to all other deferred tax assets in our consolidated balance sheets.

We establish reserves against some or all of the tax benefits of any of our tax positions at the time we determine that the positions become uncertain. For purposes of evaluation of whether or a not a position is uncertain, we presume that the tax position will be examined by the relevant taxing authority and that the taxing authority has full knowledge of all relevant information. The total amount of unrecognized tax benefits at December 31, 2013 and 2012 was $9.4 million and $5.4 million, respectively. Upon resolution, unrecognized tax benefits of $7.7 million and $4.1 million as of December 31, 2013 and 2012, respectively, would affect our annual effective tax rate.

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

Legal Contingencies

We are involved from time to time in certain litigation matters and are subject to claims as disclosed in Part I Item 3, “Legal Proceedings” and Note 14 to our consolidated financial statements in this annual report. We accrue an estimate for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Our estimates are subject to change, and we adjust the financial impact in the period in which such matters are resolved.

Subsequent Events

In February and March 2014 through the filing of this annual report, we repurchased an aggregate of 97,754 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.1 million at an average price of $11.53 per share.

New and Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As the guidance is consistent with our current reporting practices, it will not have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, as of December 31, 2013, we had no outstanding swaps.

At December 31, 2013, we had borrowings of approximately $270.1 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $2.7 million based on our December 31, 2013 debt level.

We generated approximately 37.1% of our consolidated net revenues and 33.1% of our operating expenses in countries outside of the United States in 2013. Additionally, we have foreign currency denominated debt as part of our credit facility. At December 31, 2013, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues for 2013 by approximately $19.5 million, operating expenses for 2013 by approximately $16.3 million and outstanding debt by approximately $0.4 million. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Singapore, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at December 31, 2013.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Premiere Global Services, Inc.:

We have audited the accompanying consolidated balance sheet of Premiere Global Services, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premiere Global Services, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premiere Global Services, Inc. and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 18, 2013

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share data)

ASSETS	2013	2012
CURRENT ASSETS
Cash and equivalents	$44,955	$20,976
Accounts receivable (less allowances of $760 and $834, respectively)	78,481	75,149
Prepaid expenses and other current assets	22,645	18,245
Income taxes receivable	2,316	1,272
Deferred income taxes, net	4,390	9,852
Total current assets	152,787	125,494
PROPERTY AND EQUIPMENT, NET	105,724	104,613
OTHER ASSETS
Goodwill	341,382	297,773
Intangibles, net of amortization	78,637	7,384
Deferred income taxes, net	1,957	2,597
Other assets	17,621	7,942
Total assets	$698,108	$545,803
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$51,994	$48,166
Income taxes payable	2,648	1,116
Accrued taxes, other than income taxes	11,190	4,333
Accrued expenses	34,402	32,093
Current maturities of long-term debt and capital lease obligations	1,719	3,137
Accrued restructuring costs	2,104	1,040
Deferred income taxes, net	171	15
Total current liabilities	104,228	89,900
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	272,467	179,832
Accrued restructuring costs	77	117
Accrued expenses	29,570	15,541
Deferred income taxes, net	18,881	8,209
Total long-term liabilities	320,995	203,699
COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 48,338,335 and 47,745,592 shares issued and outstanding, respectively	483	477
Additional paid-in capital	457,913	453,621
Accumulated other comprehensive gain	11,169	13,102
Accumulated deficit	(196,680)	(214,996)
Total shareholders’ equity	272,885	252,204
Total liabilities and shareholders’ equity	$698,108	$545,803

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share data)

	2013	2012	2011
Net revenues	$526,865	$505,281	$473,834
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	225,994	215,154	195,822
Selling and marketing	134,426	130,631	134,018
General and administrative (exclusive of expenses shown separately below)	65,219	63,412	57,176
Research and development	16,574	14,349	11,521
Excise and sales tax expense	1,969	321	352
Depreciation	33,758	32,482	30,831
Amortization	3,496	3,981	6,365
Restructuring costs	3,506	612	847
Asset impairments	1,196	879	456
Net legal settlements and related expenses	598	2,034	490
Acquisition-related costs	5,392	—	—
Total operating expenses	492,128	463,855	437,878
Operating income	34,737	41,426	35,956
Other (expense) income
Interest expense	(7,152)	(7,167)	(9,954)
Interest income	117	49	46
Other, net	214	(808)	(574)
Total other expense	(6,821)	(7,926)	(10,482)
Income from continuing operations before income taxes	27,916	33,500	25,474
Income tax expense	9,062	5,445	8,586
Net income from continuing operations	18,854	28,055	16,888
(Loss) income from discontinued operations, net of taxes	(538)	(465)	4,546
Net income	$18,316	$27,590	$21,434
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	46,214	47,596	49,619
Basic net income (loss) per share
Continuing operations	$0.41	$0.59	$0.34
Discontinued operations	(0.01)	(0.01)	0.09
Net income per share	$0.40	$0.58	$0.43
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	46,727	48,092	49,971
Diluted net income (loss) per share
Continuing operations	$0.40	$0.58	$0.34
Discontinued operations	(0.01)	(0.01)	0.09
Net income per share	$0.39	$0.57	$0.43

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31,
(in thousands)

	2013	2012	2011
Net income	$18,316	$27,590	$21,434
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of taxes	2,583	—	—
Translation adjustments	(4,516)	2,293	(2,870)
Total other comprehensive (loss) income	(1,933)	2,293	(2,870)
Comprehensive income	$16,383	$29,883	$18,564

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31,
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2010	$523	$491,833	$(264,020)	$13,679	$242,015
Net income	—	—	21,434	—	21,434
Translation adjustments	—	—	—	(2,870)	(2,870)
Exercise of stock options	1	613	—	—	614
Equity-based compensation	—	6,646	—	—	6,646
Treasury stock purchase and retirement	(30)	(22,036)	—	—	(22,066)
Redemption of restricted shares, net	7	(1,579)	—	—	(1,572)
Income tax deficiency from equity awards	—	(464)	—	—	(464)
Balance at December 31, 2011	501	475,013	(242,586)	10,809	243,737
Net income	—	—	27,590	—	27,590
Translation adjustments	—	—	—	2,293	2,293
Exercise of stock options	1	931	—	—	932
Equity-based compensation	—	7,892	—	—	7,892
Treasury stock purchase and retirement	(32)	(27,860)	—	—	(27,892)
Redemption of restricted shares, net	7	(2,266)	—	—	(2,259)
Income tax deficiency from equity awards	—	(89)	—	—	(89)
Balance at December 31, 2012	477	453,621	(214,996)	13,102	252,204
Net income	—	—	18,316	—	18,316
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	2,583	2,583
Translation adjustments	—	—	—	(4,516)	(4,516)
Exercise of stock options	—	—	—	—	—
Equity-based compensation	—	7,587	—	—	7,587
Treasury stock purchase and retirement	(1)	(1,380)	—	—	(1,381)
Redemption of restricted shares, net	7	(2,387)	—	—	(2,380)
Income tax benefit from equity awards	—	472	—	—	472
Balance at December 31, 2013	$483	$457,913	$(196,680)	$11,169	$272,885

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,316	$27,590	$21,434
Loss (income) from discontinued operations, net of taxes	538	465	(4,546)
Income from continuing operations	18,854	28,055	16,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,758	32,482	30,831
Amortization	3,496	3,981	6,365
Amortization of debt issuance costs	611	592	926
Write-off of unamortized debt issuance costs	—	—	743
Net legal settlements and related expenses	598	2,034	399
Payments for legal settlements and related expenses	(510)	(1,512)	(246)
Deferred income taxes	3,068	(4,322)	2,814
Restructuring costs	3,506	612	847
Payments for restructuring costs	(2,469)	(3,213)	(6,779)
Asset impairments	1,196	879	456
Equity-based compensation	7,872	8,074	6,757
Excess tax benefits from share-based payment arrangements	(525)	(367)	—
Provision for doubtful accounts	514	1,089	626
Acquisition-related costs	5,392	—	—
Cash paid for acquisition-related costs	(3,863)	—	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	9,125	(3,581)	(8,937)
Other assets and liabilities	(1,434)	(3,415)	4,342
Accounts payable and accrued expenses	(3,513)	9,133	2,697
Net cash provided by operating activities from continuing operations	75,676	70,521	58,729
Net cash used in operating activities from discontinued operations	(554)	(672)	(792)
Net cash provided by operating activities	75,122	69,849	57,937
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,774)	(32,338)	(30,100)
Business acquisitions, net of cash acquired	(101,963)	—	—
Other investing activities, net	(452)	(1,273)	(1,709)
Business dispositions	—	—	1,902
Net cash used in investing activities from continuing operations	(134,189)	(33,611)	(29,907)
Net cash used in investing activities from discontinued operations	—	(60)	(276)
Net cash used in investing activities	(134,189)	(33,671)	(30,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(78,847)	(94,655)	(70,793)
Proceeds from borrowing arrangements	166,750	75,929	85,971
Payment of debt issuance costs	(1,258)	(23)	(1,469)
Excess tax benefits from share-based payment arrangements	525	367	—
Purchase of treasury stock, at cost	(4,066)	(29,915)	(23,852)
Exercise of stock options	—	932	614
Net cash provided by (used in) financing activities from continuing
operations	83,104	(47,365)	(9,529)
Net cash used in financing activities from discontinued operations	—	—	(140)
Net cash provided by (used in) financing activities	83,104	(47,365)	(9,669)
Effect of exchange rate changes on cash and equivalents	(58)	130	(1,153)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	23,979	(11,057)	16,932
CASH AND EQUIVALENTS, beginning of year	20,976	32,033	15,101
CASH AND EQUIVALENTS, end of year	$44,955	$20,976	$32,033
Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND ITS BUSINESS

PGi has been a leading global provider of collaboration software and services for over 20 years. Our cloud-based software applications let business users connect, collaborate and share ideas and information from their desktop, tablet or smartphone, enabling greater productivity in the office or on the go. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.

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

Principles of Consolidation and Basis of Presentation

The financial statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise stated, current and prior period results in our consolidated statements of operations and cash flows and these notes reflect our results from continuing operations and exclude the effect of current and prior period discontinued operations. See Note 4 to our consolidated financial statements for additional information and related disclosures regarding our discontinued operations. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Equivalents and Restricted Cash

Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our consolidated balance sheets. At December 31, 2013 and 2012, we had $0.0 million and $0.6 million of restricted cash, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at December 31, 2013 and 2012 was earned but unbilled revenue of approximately $5.7 million and $6.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was approximately $0.5 million, $1.1 million and $0.6 million in 2013, 2012 and 2011, respectively. Write-offs against the allowance for doubtful accounts were $0.6 million, $0.9 million and $0.9 million in 2013, 2012 and 2011, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. The allowance for doubtful accounts was approximately $0.8 million, $0.8 million and $0.6 million as of December 31, 2013, 2012 and 2011, respectively. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.

Software Development Costs

We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our consolidated balance sheets. For the years ended December 31, 2013, 2012 and 2011, we capitalized approximately $17.5 million, $15.3 million and $15.3 million, respectively, of these costs. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the years ended December 31, 2013, 2012 and 2011, was approximately $13.7 million, $12.1 million and $10.2 million, respectively.

Goodwill

Goodwill is subject to an impairment assessment performed at the reporting unit level, at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments, North America, Europe and Asia Pacific. We utilize December 31 as our annual date to perform the assessment and adopted the qualitative goodwill impairment assessment standard, applied as of December 31, 2012. Under this standard, management evaluates whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. Factors utilized in this qualitative assessment include the results of the most recent impairment test, economic factors impacting the conferencing and collaboration industry, current and long-range forecasted financial results and changes in the strategic outlook of the reporting unit. If it is determined that fair value more likely than not exceeds carrying value, then goodwill is not considered impaired and no quantitative impairment test is required for that reporting unit. If it is more likely than not that carrying value exceeds fair value, we proceed with the quantitative two-step impairment assessment. The first step is to identify potential goodwill impairment by comparing the calculated estimated fair value of the reporting unit to its carrying amount. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount.

As a result of the acquisitions made in 2013, we elected to perform step one of the quantitative impairment test for each of our reporting units for our December 31, 2013 assessment. Based on our quantitative assessment this year, the estimated fair value of our Europe and Asia Pacific reporting units substantially exceeded their respective carrying values, while the estimated fair value of our North America segment exceeded its carrying value by 20%. No impairment of goodwill was identified in any of the years ended December 31, 2013, 2012 and 2011.

Valuation of Long-Lived Assets

We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. A long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. We believe that long-lived assets in our consolidated balance sheets are appropriately valued. Asset impairments were $1.2 million, $0.9 million and $0.5 million during 2013, 2012 and 2011, respectively, and are recognized as “Asset impairments” in our consolidated statements of operations.

Investments

In March 2013, we invested $1.0 million in a privately-held cloud solutions provider. In September 2012, we invested $1.0 million in a privately-held cloud service marketplace company by purchasing a convertible promissory note, which was repaid to us in January 2014 for the principal balance plus accrued interest at an annual rate of 8%.

These investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value will be recognized. After the effects of foreign currency exchange rate fluctuations and accrued interest, our cost method investments had a total carrying value of $2.1 million and $1.9 million as of December 31, 2013 and 2012, respectively. These amounts were

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included as a component of “Other assets” on our consolidated balance sheets for each period presented, except for the convertible promissory note, which was included as a component of “Prepaid expenses and other current assets” as of December 31, 2013.

In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment was based on the quoted price of our shares on that foreign exchange at the measurement date of December 31, 2013. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive gain” on our consolidated balance sheets. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $3.5 million, which was included as a component of “Prepaid expenses and other current assets” as of December 31, 2013.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues from continuing operations consist primarily of usage fees generally based on per minute, and prior to our discontinued reclassifications, per fax page or per transaction methods. To a lesser extent, we charge subscription-based and license fees and have fixed-period minimum revenue commitments related to our SaaS-based collaboration products. These subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 to 24 months. We also include per minute usage fees generated through the use of our SaaS-based collaboration products in SaaS revenues. These usage fees, which are generated if a customer elects to use either minutes in excess of the contractual amount or of a type not included in the arrangement, are recognized as incurred by the customer, consistent with our other per minute usage fees. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Incremental direct costs incurred related to deferred revenue are deferred over the life of the contract and are recorded in “Prepaid expenses and other current assets” in our consolidated balance sheets.

USF Charges

In accordance with FCC rules, we are required to contribute to the federal USF for some of our solutions, which we recover from our applicable customers and remit to the USAC. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenues". Had we presented USF charges on a gross basis, net revenues and cost of revenues would have been $27.1 million, $32.0 million and $30.4 million higher for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Treasury Stock

All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the year ended December 31, 2013, we repurchased approximately 0.1 million shares of our common stock in the open market for approximately $1.4 million at an average price of $10.54 per share. During the year ended December 31, 2012, we repurchased approximately 3.2 million shares of our common stock in the open market for approximately $27.9 million at an average price of $8.81 per share.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2013 and 2012, we redeemed 215,387 and 246,735 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $2.7 million and $2.0 million, respectively, in taxes on our employees’ behalf.

Preferred Stock

We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our amended and restated articles of incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

Income Taxes

Income taxes are determined under the asset and liability method as required by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized based upon the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary items are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the income tax provision in our consolidated statements of operations. Under current accounting principles, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. Accrued interest related to uncertain tax positions is recorded as "Interest expense" in our consolidated statements of operations. See Note 16 to our consolidated financial statements for additional information and related disclosures regarding our income taxes.

Restructuring Costs

Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs and are recorded as “Restructuring costs” in our consolidated statements of operations. See Note 3 to our consolidated financial statements for additional information and related disclosures regarding our restructuring costs.

Acquisition-related Costs

Acquisition-related costs reflected in our consolidated statements of operations include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions, termination and related costs for transitional and certain other employees, integration-related professional fees and other post-business combination expenses associated with our business acquisitions.
The following table summarizes acquisition-related costs incurred during the year ended December 31, 2013 (in thousands):

2013
Professional fees	$2,439
Release of indemnification asset	1,129
Integration-related costs	1,824
Total acquisition-related costs	$5,392
For further discussion of the indemnification asset and related costs see Notes 12 and 16 to our consolidated financial statements.

Advertising Costs

We expense production costs associated with an advertisement the first time the advertising takes place. All other advertising-related costs are expensed as incurred. We expense advertising costs as advertising space or airtime is used. Total advertising expense in 2013, 2012 and 2011 was $6.1 million, $8.9 million and $16.9 million, respectively. As of December 31, 2013 and 2012, we had $0.0 million and $0.3 million of prepaid advertising, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New and Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As the guidance is consistent with our current reporting practices, it will not have a material impact on our consolidated financial position or results of operations.

3.     RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the years ended December 31, 2013, 2012 and 2011. Provision for restructuring costs from continuing operations were $3.5 million, $0.6 million and $0.8 million, in 2013, 2012 and 2011, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $2.5 million, $3.2 million and $6.8 million in 2013, 2012 and 2011, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at December 31, 2010	Provisions	Cash payments	Non-cash	Balance at December 31, 2011
Accrued restructuring costs:
Severance and exit costs	$5,797	$731	$(5,117)	$(401)	$1,010
Contractual obligations	3,797	379	(1,662)	173	2,687
Total restructuring costs	$9,594	$1,110	$(6,779)	$(228)	$3,697

	Balance at December 31, 2011	Provisions	Cash payments	Non-cash	Balance at December 31, 2012
Accrued restructuring costs:
Severance and exit costs	$1,010	$1,713	$(2,117)	$9	$615
Contractual obligations	2,687	(1,101)	(1,096)	51	541
Total restructuring costs	$3,697	$612	$(3,213)	$60	$1,156

	Balance at December 31, 2012	Provisions	Cash payments	Non-cash	Balance at December 31, 2013
Accrued restructuring costs:
Severance and exit costs	$615	$3,160	$(1,905)	$8	$1,878
Contractual obligations	541	346	(564)	(20)	303
Total restructuring costs	$1,156	$3,506	$(2,469)	$(12)	$2,181

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realignment of Workforce – 2013

During 2013, we recorded restructuring expenses of $3.5 million. This amount includes net adjustments of $0.1 million related to prior year realignments, as detailed below. For the 2013 realignment, we recorded $3.2 million of severance costs and eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. We also recorded $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $1.9 million at December 31, 2013, which we anticipate will be paid within two years.
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.0 million of severance costs, including $0.1 million in adjustments recorded in 2013. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.4 million in Asia Pacific. There is no remaining reserve for the 2012 realignment at December 31, 2013.

Realignment of Workforce – 2010

During 2010, we eliminated approximately 165 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $9.2 million of severance costs and $0.6 million of lease termination costs associated with this realignment. We have also recorded $1.8 million of asset impairments in connection with these restructuring efforts. In addition, we recorded $0.9 million of exit costs related to marketing efforts abandoned during 2010 and $0.5 million of exit costs related to the reorganization of our operating structure subsequent to the sale of our PGiSend messaging business in 2010 to Easylink as restructuring costs. On a segment basis, these restructuring costs totaled $7.7 million in North America, including accelerated vesting of restricted stock with a fair market value of $0.2 million, $2.3 million in Europe and $1.2 million in Asia Pacific. Included in these amounts was an adjustment to reduce severance and exit costs by $0.1 million in Europe, which was recorded during 2013. There is no remaining reserve for the 2010 realignment at December 31, 2013.

Realignment of Workforce – 2009

During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.5 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.5 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. During 2013, we updated assumptions regarding lease termination costs, resulting in a $0.1 million expense in North America, which is also included in the cumulative costs related to the 2009 realignment presented above. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.3 million at December 31, 2013. We anticipate these costs will be paid within the next two years.

4.     DISCONTINUED OPERATIONS

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net revenues from discontinued operations	$—	$—	$8,735

Operating loss	(542)	(453)	(1,768)
Interest expense	(232)	(271)	(686)
(Loss) gain on disposal	(6)	9	(298)
Income tax benefit	242	250	7,298
(Loss) income from discontinued operations, net of taxes	$(538)	$(465)	$4,546

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We allocated interest expense related to interest recognized on uncertain tax positions specific to our PGiSend discontinued operations in 2011, 2012 and 2013.

The results of discontinued operations for 2011 include an income tax benefit of $7.3 million. This benefit includes approximately $6.0 million relating to changes in estimates of the tax provision that resulted from the finalization of the actual tax basis purchase price allocation received in the third quarter from EasyLink in connection with our PGiSend sale.

The results of discontinued operations for 2013 and 2012 related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with the PGiSend sale.

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

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Operations equipment	$92,560	$86,742
Furniture and fixtures	10,829	8,701
Office equipment	4,280	4,062
Leasehold improvements	31,684	32,762
Capitalized software	109,891	94,453
Construction in progress	12,759	10,426
Building	1,176	1,626
	263,179	238,772
Less accumulated depreciation and amortization	(157,455)	(134,159)
Property and equipment, net	$105,724	$104,613

 Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Capital leases	$9,972	$16,645
Less accumulated depreciation	(3,798)	(8,145)
Assets under capital lease, net	$6,174	$8,500

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable business segment at December 31, 2013, 2012 and 2011 (in thousands):

	North America	Europe	Asia Pacific	Total
Gross value at December 31, 2011	$363,953	$18,856	$5,304	$388,113
Accumulated impairment losses prior to December 31, 2011	(92,423)	—	—	(92,423)
Carrying value at December 31, 2011	271,530	18,856	5,304	295,690
Impact of currency fluctuations	610	1,360	113	2,083
Carrying value at December 31, 2012	272,140	20,216	5,417	297,773
Acquisitions	15,049	29,941	1,751	46,741
Impact of currency fluctuations	(1,455)	(953)	(724)	(3,132)
Carrying value at December 31, 2013	$285,734	$49,204	$6,444	$341,382

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Goodwill due to acquisitions has been determined on a consolidated basis and preliminarily allocated to reporting units. A formal allocation to reporting units has not yet been completed. Refer to Note 12 to our consolidated financial statements for additional information on goodwill acquired.

Other Intangible Assets

Summarized below are the carrying values and accumulated amortization by intangible asset class at December 31, 2013 and 2012 (in thousands):

	2013			2012
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Other Intangible assets:
Customer lists	$131,943	$(63,564)	$68,379	$65,888	$(60,957)	$4,931
Non-compete agreements	9,436	(5,851)	3,585	5,756	(5,593)	163
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	8,003	(1,330)	6,673	3,193	(903)	2,290
Total other intangible assets	$150,382	$(71,745)	$78,637	$75,837	$(68,453)	$7,384

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our consolidated balance sheets until the patents are issued and trademarks are registered or abandoned. We had $0.9 million of these assets recorded at each of December 31, 2013 and 2012.

Other intangible assets include $77.2 million of net intangible assets at December 31, 2013 that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Included in the December 31, 2013 balance of "Other intangible assets" was $65.6 million of customer lists, $4.4 million of trade names and $3.7 million of non-compete agreements related to recent acquisitions. These amounts are incorporated into our preliminary valuation of assets acquired and liabilities assumed within Note 12 to our consolidated financial statements. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.0 million of trademarks. Amortization expense related to our other intangible assets for the year ended December 31, 2013 was approximately $3.5 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years is as follows (in thousands):

Year	Estimated amortization expense

2014	$9,864
2015	$9,860
2016	$9,549
2017	$8,883
2018	$7,980

7.     INDEBTEDNESS

Long-term debt and capital lease obligations at December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012
Borrowings on credit facility	$270,139	$178,062
Capital lease obligations	4,047	4,907
Subtotal	274,186	182,969
Less current portion	(1,719)	(3,137)
Total long-term debt and capital lease obligations	$272,467	$179,832

The fair value of our long-term debt and capital lease obligations approximated carrying value at December 31, 2013 and 2012. Fair value is determined using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality.

Future minimum lease payments under capital leases consist of the following at December 31, 2013 (in thousands):

2014	$1,912
2015	1,629
2016	866
Total minimum lease payments	4,407
Less amounts representing interest	(360)
Present value of minimum lease payments	4,047
Less current portion	(1,719)
$2,328

On August 27, 2013, we amended our credit facility by increasing the overall borrowing capacity to $400.0 million from $300.0 million and extending the maturity date from December 20, 2016 to August 27, 2018. In connection with this amendment, we incurred $1.3 million in debt issuance costs, which were capitalized and included within "Other assets" in our consolidated balance sheets and will be amortized as an adjustment to "Interest expense" over the remaining life of the credit facility. Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at December 31, 2013 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of December 31, 2013, was 2.45%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2013, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At December 31, 2013, we had $270.1 million of borrowings and $5.3 million in letters of credit outstanding under our credit facility.

8.     EQUITY-BASED COMPENSATION

We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan, each plan as amended. We issue both service and performance-based restricted stock awards to employees. Performance-based restricted stock awards are issued to certain key executives and vest based on financial performance metrics over the requisite service period. Options issued under these plans, other than the directors stock plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. The compensation committee of our board of directors administers these stock plans.

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

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$614	$482	$169
Selling and marketing	2,391	1,340	837
Research and development	861	557	538
General and administrative	4,006	5,695	5,213
Equity-based compensation expense	$7,872	$8,074	$6,757

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our unvested restricted stock awards under our stock plans for the year ended December 31, 2013:

	Shares	Weighted- average grant date fair value
Unvested at December 31, 2012	1,764,672	$8.50
Granted	1,028,898	10.98
Vested/released	(775,645)	8.91
Forfeited	(74,165)	8.68
Unvested at December 31, 2013	1,943,760	$9.64

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011, was $10.98, $9.41 and $7.92, respectively. The aggregate fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011, was $8.6 million, $8.1 million and $5.5 million, respectively. As of December 31, 2013, we had $14.4 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted-average recognition period of approximately two years.

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

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2013:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2012	108,668	$11.29
Granted	—	—
Exercised	—	—
Expired	(1,000)	11.32
Options outstanding and exercisable at December 31, 2013	107,668	$11.29	1.19	$31,995

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.0 million, $0.0 million and $0.1 million, respectively. As of December 31, 2013, we had no remaining unvested stock options to be recorded as an expense in our consolidated statements of operations for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2013, 2012 and 2011 are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding in 2013, 2012 and 2011 was the dilutive effect of unvested restricted shares and stock options.

The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our consolidated financial statements (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income from continuing operations	$18,854	$28,055	$16,888
Weighted-average shares outstanding:
–Basic	46,214	47,596	49,619
Add dilutive unvested restricted shares	510	490	352
Add dilutive stock options	3	6	—
–Diluted	46,727	48,092	49,971

The weighted-average diluted common shares outstanding for the years ended December 31, 2013, 2012 and 2011 excludes the effect of 0.1 million, 0.1 million, and 0.7 million, respectively, of restricted shares, out-of-the-money options and warrants, because their effect would be anti-dilutive.

10.     PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Available-for-sale securities	$3,537	$—
Prepaid expenses	2,979	2,252
Other receivable	6,926	4,551
Prepaid direct costs	3,319	5,586
Prepaid software license	1,131	1,451
Prepaid software and hardware maintenance cost	1,559	1,226
Other	3,194	3,179
	$22,645	$18,245

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

Accrued expenses at December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Accrued wages and wage-related taxes	$12,496	$9,778
Accrued sales commissions	5,616	6,190
Employee benefits	1,440	1,406
Accrued professional fees	2,275	1,998
Deferred revenue	5,222	8,735
Deferred rent	1,652	1,467
Interest payable	2,276	682
Accrued acquisition liability	1,625	25
Other	1,800	1,812
	$34,402	$32,093

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states and local jurisdictions where we have not collected and remitted such taxes from our customers. During the year ended December 31, 2013, we paid $0.9 million of tax and interest related to the settlement of these state excise and sales tax contingencies. No such payments were made in 2012.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2013 and 2012, we had reserved $8.3 million and $2.0 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states or local taxing authorities may disagree with our method of assessing and remitting such taxes or additional states or local taxing authorities may subject us to inquiries regarding such taxes.

11.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at December 31, 2013 and 2012 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurement

During 2013, our investment in a privately-held conferencing company changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment was based on the quoted price of our shares on that foreign exchange at the measurement date of December 31, 2013; therefore, the fair value of this investment was based on Level 1 inputs. As of December 31, 2013, the balance of this investment is included as a component of “Prepaid expenses and other current assets” on our consolidated balance sheets. As of December 31, 2012, we had no assets or liabilities that were recorded at fair value on a recurring basis.

As further discussed in Note 12, we recorded a contingent consideration liability in connection with our Powwownow acquisition. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Powwownow during the earn-out period.

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$3,537	$3,537	$—	$—
Total	$3,537	$3,537	$—	$—

	Fair Value	Level 1	Level 2	Level 3
Long-term Liabilities:
Earn-out liability	$3,841	$—	$—	$3,841
Total	$3,841	$—	$—	$3,841

Non-recurring Fair Value Measurement

We are required to record certain assets and liabilities at fair value on a non-recurring basis. Generally, assets and liabilities recorded at fair value on a non-recurring basis are the result of impairment charges.

During the year ended December 31, 2013, we measured certain non-financial assets at fair value due to impairment made by market conditions. The following table depicts the non-recurring fair value measurements discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived (in thousands):

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Land, building and improvements	$786	$—	$786	$—	$964
Total	$786	$—	$786	$—	$964

During the year ended December 31, 2013, we wrote down one of our facilities in Europe with a carrying amount of $1.8 million, including land, building and improvements, to its fair value of $0.8 million, based on quoted prices for similar assets in the market.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    ACQUISITIONS
In accordance with ASC Topic 805, “Business Combinations," we account for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. None of our acquisitions presented below were significant individually or in the aggregate. Our 2013 acquisitions, in aggregate, contributed net revenues and net income from continuing operations of $18.6 million and $0.9 million, respectively, which are included in our consolidated statements of operations for the year ended December 31, 2013.
Powwownow
On December 3, 2013, we completed the acquisition of Powwownow, a U.K.-based conferencing and collaboration provider focused on small and midsize businesses, by acquiring all of Powwownow's outstanding stock. The following table summarizes the preliminary consideration paid for Powwownow (in thousands):

Negotiated sales price	$53,183
Preliminary working capital and other adjustments	(618)
Preliminary purchase price	$52,565
In addition, the Powwownow purchase agreement provides for a potential earn-out payment to the sellers based on its annual revenue growth in 2014. We funded the acquisition through borrowings under our credit facility and incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2013. Powwownow's financial results since its acquisition date are included in our Europe segment.

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
We funded the acquisition through borrowings under our credit facility and incurred $1.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2013. ACT's financial results since its acquisition date are primarily included in our North America segment, with less significant contribution included within our Europe and Asia Pacific segments.
Preliminary Valuation of Assets and Liabilities

The preliminary fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions have been recognized in our consolidated balance sheets based upon their preliminary values at their respective acquisition dates, as set forth below. The excess of the purchase price over the preliminary net tangible and intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on strategic and synergistic benefits that are expected to be realized from an expanded global customer base, including opportunities for us to sell our SaaS-based collaboration products to those customers, and opportunities to improve performance by leveraging best practices, operational expertise and global scale. The recognized goodwill for Powwownow and ACT are not expected to be deductible for income tax purposes. The preliminary fair values recorded were based upon preliminary valuations, and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from each acquisition date). The primary areas of the preliminary valuations that are not yet finalized relate to amounts for income taxes including, but not limited to, current tax accounts, deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, amounts for state and local excise and sales tax contingencies, the fair values of certain tangible assets and liabilities acquired, certain legal matters, the determination of identifiable intangible assets and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at each acquisition date during the measurement periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary valuation of the assets acquired and liabilities assumed for Powwownow and ACT are as follows (in thousands):

	Powwownow Preliminary Valuation	ACT Preliminary Valuation
Cash and equivalents	$1,295	$11,137
Other current assets	3,221	11,447
Property and equipment	889	2,861
Intangible assets	35,568	31,000
Deferred income taxes, net	—	1,708
Other assets	8,163	2,854
Total assets acquired	49,136	61,007

Current liabilities	4,551	13,460
Long-Term Liabilities	12,831	4,059
Deferred income taxes, net	6,136	8,452
Total liabilities assumed	23,518	25,971

Total identifiable net assets	25,618	35,036
Goodwill	26,947	16,449
Total net assets	$52,565	$51,485

Preliminary Valuation Adjustments for Powwownow

We performed a preliminary valuation of the assets and liabilities of Powwownow at its acquisition date. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $8.2 million in connection with our Powwownow acquisition, which is included in "Other assets." The indemnification asset represents reimbursement we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the Powwownow purchase agreement. We recorded an offsetting contingent tax liability of $8.0 million and related interest payable of $0.2 million in connection with the recognition of the indemnification asset. The tax contingency is included in “Accrued expenses” under “Long-Term Liabilities.”

Customer relationships - Customer relationships were the primary asset acquired in the Powwownow acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. The customer relationships were preliminarily valued at $29.0 million for the acquisition under this approach and will be amortized over ten years.

Non-compete agreements - We valued non-compete agreements using the income approach, specifically based on the negative impact on the business that the individuals could have on revenue. The non-compete agreements were valued at $2.1 million for the Powwownow acquisition under this approach and will be amortized over three years.

Trade names - We valued trade names using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade names, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade names after applying a royalty rate to the overall revenues. The trade names were valued at $4.4 million for the Powwownow acquisition under this approach and will be amortized over ten years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earn-out - We recorded a contingent consideration liability of approximately $3.8 million as of the acquisition date related to the Powwownow earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 11. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Powwownow during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as acquisition-related costs in our consolidated statements of operations. See Note 11 for additional information.

Deferred tax liabilities, net - $6.1 million was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for our Powwownow acquisition.

Preliminary Valuation Adjustments for ACT

We performed a preliminary valuation of the assets and liabilities of ACT at its acquisition date. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $4.1 million in connection with our ACT acquisition. Of this amount, $1.1 million is included in "Other current assets" and $3.0 million is included in "Other assets." The indemnification asset represents reimbursement we reasonably expect to receive from escrow funds currently held by a financial institution pursuant to the ACT merger agreement. We recorded an offsetting uncertain tax position of $3.8 million and related interest payable of $0.3 million in connection with the recognition of the indemnification asset. The income tax contingency is included above in “Long-Term Liabilities.”

Customer relationships - Customer relationships were the primary asset acquired in the ACT acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationships, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting the contributory asset charges. The customer relationships were preliminarily valued at $30.2 million for the acquisition under this approach and will be amortized over ten years. This total includes an adjustment from the initial preliminary valuation date of $1.3 million for updates in assumptions including discount rate.

Non-compete agreements - We valued non-compete agreements using the income approach, specifically based on the negative impact on the business that the individuals could have on revenue. The non-compete agreements were valued at $0.8 million for the ACT acquisition under this approach and will be amortized over five years.

Deferred tax liabilities, net - $10.7 million was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for our ACT acquisition. This includes an adjustment from the initial preliminary valuation date of $5.3 million.

Powwownow and ACT Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and continue to evaluate pre-acquisition contingencies relating to Powwownow and ACT that existed as of each acquisition date. Based on our evaluation to date, we have preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of each acquisition date. Accordingly, we have recorded our best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired. We continue to gather information relating to all pre-acquisition contingencies that we have assumed. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in our results of operations.

Copper

On August 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of the conferencing services business of Copper, a U.S.-based audio and web conferencing services provider, for $10.3 million, including a $0.2 million working capital adjustment finalized in December 2013. We funded the acquisition through borrowings under our credit facility and incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2013.
Copper's financial results since its acquisition date are included in our North America segment. The primary assets acquired as part of the Copper acquisition were customer relationships totaling $6.4 million and goodwill of $3.3 million. The recognized goodwill for Copper is expected to be deductible for income tax purposes.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution plan covering substantially all of our U.S. employees. Although we may make discretionary contributions for the benefit of employees under this plan, such matching contributions have been suspended since 2010. In 2013, 2012 and 2011, amounts expensed included both mandatory and discretionary contributions in certain countries outside the United States and were approximately $2.1 million, $1.8 million and $2.0 million, respectively.

14.     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease office space, computer and other equipment and automobiles under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$18,990
2015	14,864
2016	12,361
2017	10,922
2018	8,924
Thereafter	10,424
Net minimum lease payments	$76,485

Included in our future minimum lease payments is an aggregate of $0.3 million for leases included in our restructuring efforts. Rent expense under operating leases was $11.9 million, $11.1 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, 2012 and 2011 facilities rent was reduced by approximately $0.5 million, $1.2 million and $1.6 million, respectively, associated with contractual obligations provided for in the restructuring charge.

Asset Retirement Obligation

Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provision clauses or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Long-Term Liabilities” and “Current Liabilities” in our consolidated balance sheets. There was no significant change in asset retirement obligation liabilities during 2013. Our asset retirement obligation liability balance was $1.2 million at December 31, 2013 and 2012.

Supply Agreements

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $9.1 million, $1.3 million and $0.7 million for 2014, 2015 and 2016, respectively. Our total minimum purchase requirements were approximately $7.4 million, $28.5 million and $51.0 million in 2013, 2012 and 2011, respectively, of which we incurred costs in excess of these minimums.

Litigation and Claims

In connection with the sale of our PGiSend messaging business in October 2010, we agreed to indemnify the purchaser, EasyLink (subsequently acquired by OpenText), for the tax-related matters described below. We have accrued an estimated loss for these matters totaling an aggregate of approximately $3.9 million. The possible loss or range of loss resulting from these matters,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty and negotiations over an extended time period. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.

State Telecommunications Excise Tax Matters

On March 19, 2013, we received notice of deficiencies from the New York State Department of Taxation and Finance, dated March 15, 2013, for telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite, for the tax years ended December 31, 2001 - 2006. The assessments totaled approximately $4.3 million as of March 4, 2013, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, on which interest continues to accrue. We believe we are adequately reserved for this matter. We plan to vigorously contest these assessments. However, if the New York State Department of Taxation’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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

15.     CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	2013	2012	2011
Cash paid for interest	$5,065	$5,721	$6,784
Income tax payments	$7,376	$7,221	$6,898
Income tax refunds	$1,060	$1,697	$1,613
Capital lease additions	$2,708	$1,722	$1,081
Capitalized interest	$274	$212	$210

At December 31, 2013, 2012 and 2011, we had capital expenditures in total current liabilities of $2.4 million, $3.5 million and $3.5 million, respectively.

In August 2013, we amended our credit facility to increase capacity, extend the term and lower pricing. The amended credit facility consists of a $350.0 million revolver, a $50.0 million term A loan and an uncommitted $75.0 million accordion feature. We paid $1.3 million in cash for certain fees and expenses related to the amendment.

In December 2011, we amended our credit facility to increase capacity, extend the term and lower pricing. The amended facility consisted of a $250.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature. We paid $1.5 million in cash for certain fees and expenses related to the amendment.

16.    INCOME TAXES

The components of income from continuing operations before expense for income taxes for 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
United States	$13,057	$12,086	$1,633
Foreign	14,859	21,414	23,841
Total	$27,916	$33,500	$25,474

Income tax expense (benefit) from continuing operations for 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Current:
Federal	$574	$1,897	$(810)
State	252	227	984
Foreign	5,168	7,643	5,598
Total current	5,994	9,767	5,772
Deferred:
Federal	2,385	(4,445)	2,515
State	1,157	371	1,575
Foreign	(474)	(248)	(1,276)
Total deferred	3,068	(4,322)	2,814
Income tax expense	$9,062	$5,445	$8,586

The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Federal rate	$9,770	$11,725	$8,917
State taxes, net of federal benefit	1,358	518	2,205
Foreign taxes	(597)	(454)	(4,582)
Foreign tax credit	(293)	(8,236)	—
Change in valuation allowance	(639)	—	97
R&D credit	(1,602)	(454)	117
Non-deductible employee compensation	108	249	395
Deferred true-up	—	—	873
Acquisition Related Costs	914	—	—
Other, net	118	478	263
Uncertain tax positions	(75)	1,619	301
Income taxes at our effective rate	$9,062	$5,445	$8,586

Excess tax windfalls of approximately $0.5 million in 2013 and excess tax shortfalls of approximately $0.1 million, and $0.5 million in 2012 and 2011, respectively, are associated with restricted stock award releases and non-qualified stock option exercises, the impact of which was recorded directly to additional paid-in capital.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$16,623	$11,894
Capital loss carryforwards	16,175	16,038
Restructuring costs	—	201
Accrued expenses	7,988	2,811
Other assets	4,893	5,497
R&D credit	2,824	1,890
Property and equipment	—	1,958
Foreign tax credits	29,201	24,842
Gross deferred tax assets	77,704	65,131
Valuation allowance	(29,087)	(26,561)
Total deferred tax assets	48,617	38,570
Deferred tax liabilities:
Property and equipment	(19,308)	(20,856)
Intangible assets	(39,639)	(12,193)
Other liabilities	(2,375)	(1,296)
Total deferred tax liabilities	(61,322)	(34,345)
Deferred income taxes, net	$(12,705)	$4,225

At December 31, 2013, we had federal income tax net operating loss carryforwards of approximately $13.5 million, which will expire in 2018. The utilization of some of our net operating losses is subject to Internal Revenue Code of 1986, as amended, Section 382 limitations related to one of our previous acquisitions. We had federal capital loss carryforwards of approximately $42.6 million expiring in 2014 and 2015. We had foreign income tax net operating loss carryforwards of approximately $23.7 million, some of which have expiration years beginning in 2015 and some of which are unlimited. We also had tax credit carryforwards of approximately $35.4 million with expiration dates between 2018 and 2033. If certain substantial changes to our ownership occur, there could be additional annual limitations on the amount of the carryforwards that can be utilized.

The undistributed earnings of our foreign subsidiaries are not subject to U.S. federal and state income taxes unless such earnings are distributed in the form of dividends or otherwise to the extent of current and accumulated earnings and profits. Upon distribution, we would be subject to both U.S. income taxes, net of foreign tax credits, and withholding taxes payable to the various foreign countries. The undistributed earnings of our foreign subsidiaries are permanently reinvested to the extent the earnings cannot be distributed free of U.S. income taxes or are not subject to a loan or note payable by the foreign subsidiary to a U.S. affiliate. The undistributed earnings of our foreign subsidiaries that are considered permanently reinvested and have not been remitted to the United States totaled $44.8 million and $34.4 million as of December 31, 2013 and 2012, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates that we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of unrecognized tax benefits at the beginning and end of the years presented is as follows (in thousands):

	2013	2012	2011
Balance at January 1,	$5,410	$3,447	$3,719
Additions for tax positions for the current year	455	1,749	91
Additions for tax positions for prior years	4,866	842	1,186
Reductions for tax positions for prior years	(309)	(56)	(230)
Settlements with taxing authorities	—	—	(1,200)
Expiration of the statute of limitations	(1,000)	(572)	(119)
Balance at December 31,	$9,422	$5,410	$3,447

Upon resolution, unrecognized tax benefits of $7.7 million and $4.1 million as of December 31, 2013 and 2012, respectively, would affect our annual effective tax rate. The unrecognized tax benefits at December 31, 2013 are included in “Other assets,” and “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. As of December 31, 2013, we anticipate that approximately $0.9 million of unrecognized tax benefits associated with certain state and local income taxes will be settled over the next 12 months. In addition, we anticipate that the statute of limitations will expire over the next 12 months for approximately $1.7 million of unrecognized tax benefits associated with foreign reorganizations that occurred during pre-acquisition periods for certain acquired legal entities.

We recognize interest and penalties related to uncertain tax positions in “Interest expense” and “Operating expenses,” respectively, in our consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, we recognized interest and penalties expense of $0.5 million, $0.3 million, and $0.8 million, respectively. As of December 31, 2013 and 2012, we had accrued interest and penalties of approximately $3.7 million and $2.7 million, respectively, related to uncertain tax positions. As interest and penalties are classified as “Interest expense” and “Operating expenses,” respectively, the accrual or recognition of interest and penalties from the associated uncertain tax positions will not affect our annual effective tax rate.

In the normal course of business, we are subject to inquiries and routine income tax audits from U.S. and non-U.S. tax authorities with respect to income taxes. In major tax jurisdictions, tax years 2001 to 2013 remain subject to income tax examinations by tax authorities. These inquiries may result in adjustments to the timing or amount of taxable income and deductions or the allocation of income among tax jurisdictions.

An analysis of our deferred tax asset valuation allowances is as follows (in thousands):

Balance as of December 31, 2010,	$33,665
Additions	—
Deductions	(9,520)
Balance as of December 31, 2011,	24,145
Additions	2,416
Deductions	—
Balance at December 31, 2012,	26,561
Additions	6,322
Deductions	(3,796)
Balance at December 31, 2013	$29,087

Our valuation allowance at December 31, 2013 primarily relates to certain federal, state and foreign net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the year ended December 31, 2013, our valuation allowance increased by approximately $6.3 million primarily as a result of net operating losses from certain legal entities acquired during 2013 and decreased approximately $3.8 million primarily as a result of 2013 changes to the apportionment factors of certain U.S. state jurisdictions and the write-off of certain federal net operating losses due to statutorily determined limitations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2012, our valuation allowance increased by approximately $2.4 million primarily as a result of a change in purchase price allocation that affected capital loss carryforwards related to our PGiSend sale.

During the year ended December 31, 2011, our valuation allowance decreased by approximately $9.5 million, primarily as a result of an increase in the valuation reserves placed on the capital loss carryforwards related to our PGiSend sale.

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
The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Operating Segments
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2013:
Statements of operations:
Net revenues	$345,354	$115,118	$66,393	$526,865
Depreciation	27,244	4,123	2,391	33,758
Amortization	2,878	509	109	3,496
Asset impairments	238	958	—	1,196
Interest expense	(6,784)	(342)	(26)	(7,152)
Interest income	81	4	32	117
Income tax expense	6,104	2,730	228	9,062
Operating income	6,165	25,927	2,645	34,737
Balance sheets:
Intangibles, net of amortization	34,316	41,213	3,108	78,637
Property and equipment, net	85,639	13,629	6,456	105,724
Total assets	507,141	148,892	42,075	698,108
Expenditures for long-lived assets:
Capital expenditures	25,451	3,361	2,962	31,774

Year ended December 31, 2012:
Statements of operations:
Net revenues	$336,836	$105,488	$62,957	$505,281
Depreciation	26,901	3,369	2,212	32,482
Amortization	2,716	1,265	—	3,981
Asset impairments	861	18	—	879
Interest (expense) income	(7,091)	(248)	172	(7,167)
Interest income	24	19	6	49
Income tax (benefit) expense	(209)	5,206	448	5,445
Operating income	9,853	27,279	4,294	41,426
Balance sheets:
Intangibles, net of amortization	7,384	—	—	7,384
Property and equipment, net	86,396	12,208	6,009	104,613
Total assets	455,345	59,283	31,175	545,803
Expenditures for long-lived assets:
Capital expenditures	23,843	5,802	2,693	32,338

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Segments (continued)
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2011:
Statements of operations:
Net revenues	$316,231	$97,986	$59,617	$473,834
Depreciation	25,933	2,949	1,949	30,831
Amortization	4,465	1,640	260	6,365
Asset impairments	440	16	—	456
Interest (expense) income	(9,860)	44	(138)	(9,954)
Interest income	1	28	17	46
Income tax expense (benefit)	8,340	3,121	(2,875)	8,586
Operating income	1,849	26,739	7,368	35,956
Balance sheets:
Intangibles, net of amortization	9,633	1,273	—	10,906
Property and equipment, net	87,745	10,041	5,663	103,449
Total assets	454,738	55,826	32,257	542,821
Expenditures for long-lived assets:
Capital expenditures	24,304	2,846	2,950	30,100
Business dispositions	1,902	—	—	1,902
18.    SUBSEQUENT EVENTS
In February and March 2014 through the filing of this annual report, we repurchased an aggregate of 97,754 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.1 million at an average price of $11.53 per share.

SELECTED QUARTERLY FINANCIAL DATA

The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the eight quarters in the periods ended December 31, 2013 and 2012. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases with amounts related to our discontinued businesses reclassified as discontinued operations. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited in thousands, except per share data)
Year Ended December 31, 2013
Net revenues	$129,492	$132,178	$130,570	$134,625	$526,865
Cost of revenues	55,507	56,856	56,203	57,428	225,994
Gross profit	73,985	75,322	74,367	77,197	300,871
Operating income	11,571	11,506	8,582	3,078	34,737
Income (loss) from continuing operations	7,181	8,108	4,845	(1,280)	18,854
Loss on discontinued operations	(103)	(133)	(182)	(120)	(538)
Net income (loss)	$7,078	$7,975	$4,663	$(1,400)	$18,316
Basic net income (loss) per share:
Continuing operations	$0.16	$0.18	$0.10	$(0.03)	$0.41
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income (loss) per share	$0.15	$0.17	$0.10	$(0.03)	$0.40
Diluted net income (loss) per share:
Continuing operations	$0.15	$0.17	$0.10	$(0.03)	$0.40
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income (loss) per share	$0.15	$0.17	$0.10	$(0.03)	$0.39

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited in thousands, except per share data)
Year Ended December 31, 2012
Net revenues	$126,603	$127,015	$125,892	$125,771	$505,281
Cost of revenues	53,450	53,788	53,806	54,110	215,154
Gross profit	73,153	73,227	72,086	71,661	290,127
Operating income	11,088	11,395	8,690	10,253	41,426
Income from continuing operations	6,226	6,693	5,720	9,416	28,055
Loss on discontinued operations	(47)	(226)	(61)	(131)	(465)
Net income	$6,179	$6,467	$5,659	$9,285	$27,590
Basic net income (loss) per share:
Continuing operations	$0.13	$0.14	$0.12	$0.20	$0.59
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income per share	$0.13	$0.13	$0.12	$0.20	$0.58
Diluted net income (loss) per share:
Continuing operations	$0.13	$0.14	$0.12	$0.20	$0.58
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income per share	$0.13	$0.13	$0.12	$0.20	$0.57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the second half of 2013, we completed our acquisitions of Powwownow and ACT. As permitted by the SEC, management has elected to exclude Powwownow and ACT from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Powwownow and ACT, on an aggregate basis, represented 3.1% of our consolidated net revenues and 5.7% of our consolidated total assets (excluding goodwill and identifiable intangible assets of 15.7%) for the year ended and as of December 31, 2013, respectively.

Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included on page 77 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting, we have excluded Powwownow and ACT and are currently in the process of integrating these acquisitions into our overall internal control over financial reporting process.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Premiere Global Services, Inc.:

We have audited Premiere Global Services, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting as set forth in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Premiere Global Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Via-Vox Limited, operating under the name Powwownow (Powwownow), and ACT Teleconferencing, Inc. (ACT) during the year ended December 31, 2013. The Company's management excluded Powwownow and ACT from its assessment of internal control over financial reporting as of December 31, 2013. Powwownow and ACT, on an aggregate basis, represented 3.1% of the Company’s consolidated net revenues and 5.7% of the Company’s consolidated total assets (excluding goodwill and identifiable intangible assets of 15.7%) for the year ended and as of December 31, 2013, respectively.
Our audit of internal control over financial reporting of the Company as of December 31, 2013 also excluded an evaluation of the internal control over financial reporting of these acquisitions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Premiere Global Services, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
March 17, 2014

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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Proposal 1: Election of Directors - Information Regarding Nominee Directors and Executive Officers,” “Corporate Governance Matters - Committees of the Board of Directors - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. This code is posted on our website at pgi.com (follow the “Investors” link to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, our principal financial officer, principal accounting officer, or controller or persons performing similar functions by disclosing the nature of such amendment or waiver on our website.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters - Committees of the Board of Directors - Compensation Committee,” “- Compensation Committee Interlocks and Insider Participation,” “- Director Compensation,” “- Director Compensation for Fiscal Year 2013,” “Compensation Committee Report,” which shall not be deemed filed in this annual report, “Compensation Discussion and Analysis” and “Executive Compensation.”

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters - Independent Directors,” “- Committees of the Board of Directors - Audit Committee,”
“- Compensation Committee,” “- Nominating and Governance Committee” and “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our proxy statement under the heading “Audit Matters and Fees.”

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

Date: March 17, 2014

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Boland T. Jones and Scott Askins Leonard, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 17, 2014

/s/ David E. Trine David E. Trine	Chief Financial Officer (principal financial and accounting officer)	March 17, 2014

/s/ Wilkie S. Colyer Wilkie S. Colyer	Director	March 17, 2014

/s/ K. Robert Draughon K. Robert Draughon	Director	March 7, 2014

/s/ John R. Harris John R. Harris	Director	March 7, 2014

/s/ W. Steven Jones W. Steven Jones	Director	March 12, 2014

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	March 10, 2014

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	March 10, 2014

EXHIBIT INDEX

Exhibit Number	Description
2.1
Securities and Asset Purchase Agreement among Premiere Global Services, Inc., Xpedite Systems Holdings (UK) Limited, Premiere Conferencing (Canada) Limited, Xpedite Systems, LLC and EasyLink Services International Corporation dated October 21, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2010).

2.2
Agreement and Plan of Merger by and among American Teleconferencing Services, Ltd., the Registrant, Alpine Acquisition Corp., ACT Teleconferencing, Inc. and the Selling Shareholders party thereto dated September 4, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 5, 2013).

3.1
Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006).

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006).

10.1
Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 14, 2004). +

10.2
Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 14, 2004). +

10.3
Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006).

10.4
Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006).

10.5
First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008).

10.6
Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008).

10.7
Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008).

10.8
Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008).

10.9
Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008).

10.10
Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008).

Exhibit Number	Description
10.11
Fourth Amendment to Lease Agreement, dated August 27, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008).

10.12
Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Fourth Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated August 27, 2008, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 7, 2008).

10.13
Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010).

10.14
Acknowledgement, Consent and Ratification of Guarantor of Lease to the Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010).

10.15
Sixth Amendment to Lease Agreement, dated September 23, 2013, by and between American Teleconferencing Services, Ltd. and Terminus Venture T100 LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013).

10.16
Acknowledgement, Consent and Ratification of Guarantor of Lease to the Sixth Amendment to Lease Agreement, dated September 23, 2013, by and between American Teleconferencing Services, Ltd. and Terminus Venture T100 LLC.*

10.17
Assignment and Assumption of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by and between Xpedite Systems, LLC and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011).

10.18
Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 20, 2010, by the Registrant (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011).

10.19
Office Building Lease, dated November 12, 2009, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010).

10.20
First Amendment to Office Building Lease, dated January 14, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 10, 2010).

10.21
Second Amendment to Office Building Lease, dated November 30, 2010, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011).

10.22
Third Amendment to Office Building Lease, dated August 6, 2012, between Verizon Business Network Services and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 8, 2012).

10.23
Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010).

10.24
Lease Guaranty to the Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd. (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010).

10.25
First Amendment to Office Lease Agreement between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd., dated December 29, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 12, 2013).

Exhibit Number	Description
10.26
Credit Agreement dated as of May 10, 2010 among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, JP Morgan Chase Bank, N.A. and RBS Citizens, National Association, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 10, 2010).

10.27
Amendment No. 1 dated as of May 10, 2010 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower, as “Guarantors,” the Lenders party thereto, Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2010).

10.28
Amendment No. 2 dated as of December 20, 2011 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors,” the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2011).

10.29
Amendment No. 3 dated as of August 27, 2013 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors,” the Lenders party thereto, and Bank of America, N.A. as the Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended form time to time) dated May 10, 2010 among the Borrower, the Registrant the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 1013).

10.30
Security Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, PTEK Services, Inc., Xpedite Systems Worldwide, Inc., Netspoke, Inc., iMeet, Inc., Xpedite Systems, LLC and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed on May 10, 2010).

10.31
Pledge Agreement, dated May 10, 2010, among American Teleconferencing Services, Ltd., the Registrant, Netspoke, Inc., iMeet, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 10, 2010).

10.32
1995 Stock Plan of the Registrant, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.33
Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005). +

10.34
Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999)+

10.35
Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000). +

10.36
Form of Stock Option Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011). +

10.37
Form of Restricted Stock Award Agreement under the Registrant’s Amended and Restated 1998 Stock Plan, as amended (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011). +

10.38
Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008). +

10.39
Amendment to Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

Exhibit Number	Description
10.40
Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005). +

10.41
Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011).+

10.42
Form of Performance-Based Restricted Stock Agreement (for the Registrant’s long-term incentive program for its named executive officers) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2013 filed on April 3, 2013).+

10.43
Form of Time-Based Restricted Stock Agreement (for the Registrant’s long-term incentive program for its named executive officers) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2013 filed April 3, 2013).+

10.44
Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008). +

10.45
Amendment to Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 23, 2010). +

10.46
Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Directors’ Stock Plan, as amended (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011). +

10.47
Form of Restriction Agreement for non-employee directors under the Registrant’s Amended and Restated 2000 Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008). +

10.48
Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2005), as amended on July 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2006), and as further amended on July 21, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 22, 2010). +

10.49
Revised Summary of the Registrant’s Non-Employee Director Compensation, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013). +

10.50	Form of Director Stock Deferral Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 22, 2010). +

10.51
Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2009 and dated September 3, 2010 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011). +

10.52	Amendment Number 2013 - 1 to the Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2013 and dated December 31, 2013. +*

10.53
Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2005). +

10.54
First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006). +

10.55
Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007).+

10.56
Third Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008). +

Exhibit Number	Description
10.57
Fourth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.58
Fifth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).+

10.59
Severance Agreement between Boland T. Jones and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012). +

10.60
Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement, as amended, with the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008). +

10.61
Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 450,000 shares (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.62
Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010, for 225,000 shares (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.63
Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006). +

10.64
First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007). +

10.65
Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2008). +

10.66
Third Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008). +

10.67
Fourth Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.68
Severance Agreement between Theodore P. Schrafft and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012). +

10.69
Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 100,000 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2010). +

10.70
Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 for 50,000 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 30, 2010). +

10.71
Employment Agreement between David E. Trine and the Registrant dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2009). +

10.72
First Amendment to Employment Agreement between David Trine and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.73
Severance Agreement between David E. Trine and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012).+

10.74
Restricted Stock Agreement between David E. Trine and the Registrant, dated March 31, 2009, under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2009).+

Exhibit Number	Description
10.75
Restricted Stock Agreement between David E. Trine and the Registrant dated June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2012). +

10.76
Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2008). +

10.77
First Amendment to Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008). +

10.78
Second Amendment to Amended and Restated Employment Agreement between David Guthrie and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.79
Severance Agreement between David M. Guthrie and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012). +

10.80
Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 for 66,667 shares (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2011). +

10.81
Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 for 33,333 shares (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2011). +

21.1	Subsidiaries of the Registrant. *

23.1	Consent of KPMG LLP. *

23.2	Consent of Ernst & Young LLP. *

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. †
101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

† Furnished, not filed, herewith.