Form 10-Q
period 2014-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2014-05-12
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ____________________
Commission File Number: 001-13577
PREMIERE GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Georgia	59-3074176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3280 Peachtree Rd N.E., The Terminus Building, Suite 1000, Atlanta, Georgia 30305
(Address of principal executive offices, including zip code)
(404) 262-8400
(Registrant’s telephone number including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Stock, $0.01 par value	48,244,594 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and equivalents	$36,721	$44,955
Accounts receivable (net of allowances of $734 and $760, respectively)	87,923	78,481
Prepaid expenses and other current assets	17,586	22,645
Income taxes receivable	2,649	2,316
Deferred income taxes, net	4,577	4,390
Total current assets	149,456	152,787
PROPERTY AND EQUIPMENT, NET	104,685	105,724
OTHER ASSETS
Goodwill	340,749	341,382
Intangibles, net of amortization	76,340	78,637
Deferred income taxes, net	1,616	1,957
Other assets	17,340	17,621
Total assets	$690,186	$698,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$54,667	$51,994
Income taxes payable	2,347	2,648
Accrued taxes, other than income taxes	13,810	11,190
Accrued expenses	31,939	34,402
Current maturities of long-term debt and capital lease obligations	1,655	1,719
Accrued restructuring costs	819	2,104
Deferred income taxes, net	168	171
Total current liabilities	105,405	104,228
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	258,419	272,467
Accrued restructuring costs	18	77
Accrued expenses	29,212	29,570
Deferred income taxes, net	21,500	18,881
Total long-term liabilities	309,149	320,995
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 48,443,924 and 48,338,335 shares issued and outstanding, respectively	486	483
Additional paid-in capital	457,475	457,913
Accumulated other comprehensive income	9,146	11,169
Accumulated deficit	(191,475)	(196,680)
Total shareholders’ equity	275,632	272,885
Total liabilities and shareholders’ equity	$690,186	$698,108

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net revenues	$143,239	$129,492
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	59,542	55,507
Selling and marketing	37,836	34,163
General and administrative (exclusive of expenses shown separately below)	17,935	15,493
Research and development	4,505	3,723
Depreciation	8,666	8,239
Amortization	2,483	462
Restructuring costs	—	70
Asset impairments	—	144
Net legal settlements and related expenses	—	120
Acquisition-related costs	1,905	—
Total operating expenses	132,872	117,921
Operating income	10,367	11,571
Other (expense) income
Interest expense	(2,100)	(1,801)
Interest income	9	21
Other, net	291	30
Total other expense, net	(1,800)	(1,750)
Income from continuing operations before income taxes	8,567	9,821
Income tax expense	3,297	2,640
Net income from continuing operations	5,270	7,181
Loss from discontinued operations, net of taxes	(65)	(103)
Net income	$5,205	$7,078
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	46,385	46,087
Basic net income per share (1)
Continuing operations	$0.11	$0.16
Discontinued operations	—	—
Net income per share	$0.11	$0.15
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	47,020	46,515
Diluted net income per share
Continuing operations	$0.11	$0.15
Discontinued operations	—	—
Net income per share	$0.11	$0.15

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$5,205	$7,078
Other comprehensive loss
Unrealized loss on available-for-sale securities, net of taxes	(1,475)	—
Net gain reclassified from accumulated other comprehensive income to net income	(468)	—
Translation adjustments	(80)	(2,665)
Total other comprehensive loss	(2,023)	(2,665)
Comprehensive income	$3,182	$4,413

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2013	$483	$457,913	$11,169	$(196,680)	$272,885
Net income	—	—	—	5,205	5,205
Other comprehensive loss	—	—	(2,023)	—	(2,023)
Exercise of stock options	—	53	—	—	53
Equity-based compensation	—	2,106	—	—	2,106
Treasury stock purchase and retirement	(2)	(2,114)	—	—	(2,116)
Redemption of restricted shares, net	5	(708)	—	—	(703)
Income tax benefit from equity awards	—	225	—	—	225
BALANCE, March 31, 2014	$486	$457,475	$9,146	$(191,475)	$275,632

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,205	$7,078
Loss from discontinued operations, net of taxes	65	103
Net income from continuing operations	5,270	7,181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,666	8,239
Amortization	2,483	462
Amortization of debt issuance costs	161	148
Net legal settlements and related expenses	—	93
Payments for legal settlements and related expenses	—	(85)
Deferred income taxes	(22)	2,206
Restructuring costs	—	70
Payments for restructuring costs	(1,347)	(660)
Asset impairments	—	144
Equity-based compensation	2,227	1,674
Excess tax benefits from share-based payment arrangements	(250)	(244)
Provision for doubtful accounts	229	(31)
Acquisition-related costs	1,905	—
Cash paid for acquisition-related costs	(1,447)	—
Changes in working capital	(3,746)	(6,786)
Net cash provided by operating activities from continuing operations	14,129	12,411
Net cash used in operating activities from discontinued operations	(42)	(105)
Net cash provided by operating activities	14,087	12,306
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,101)	(8,796)
Other investing activities	2,050	(425)
Net cash used in investing activities from continuing operations	(6,051)	(9,221)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(6,051)	(9,221)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(34,530)	(12,144)
Proceeds from borrowing arrangements	20,000	11,000
Excess tax benefits of share-based payment arrangements	250	244
Purchase and retirement of treasury stock, at cost	(2,245)	(1,134)
Exercise of stock options	53	—
Net cash used in financing activities from continuing operations	(16,472)	(2,034)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(16,472)	(2,034)
Effect of exchange rate changes on cash and equivalents	202	(571)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(8,234)	480
CASH AND EQUIVALENTS, beginning of period	44,955	20,976
CASH AND EQUIVALENTS, end of period	$36,721	$21,456

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
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three months ended March 31, 2014 are not indicative of the results that may be expected for the full fiscal year of 2014 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our condensed consolidated balance sheets. We had no restricted cash as of March 31, 2014 and December 31, 2013.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at March 31, 2014 and December 31, 2013 was earned but unbilled revenue of $9.8 million and $5.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.2 million and $0.0 million for the three months ended March 31, 2014 and 2013, respectively. Write-offs against the allowance for doubtful accounts were $0.2 million and $0.1 million in the three months ended March 31, 2014 and 2013, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $160.8 million and $157.5 million as of March 31, 2014 and December 31, 2013, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our condensed consolidated balance sheets. We capitalized approximately $4.5 million and $3.8 million of these costs for the three months ended March 31, 2014 and 2013, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.6 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2013, the date of our most recent assessment. As of March 31, 2014, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
Investments
In March 2013, we invested $1.0 million in a privately-held cloud solutions provider. This investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value would be recognized. In September 2012, we invested $1.0 million in a privately-held cloud service marketplace company by purchasing a convertible promissory note, which was accounted for under the cost method until it was repaid to us in January 2014 for the principal balance plus accrued interest at an annual rate of 8%.
Our cost method investments had a total carrying value of $1.0 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively. Our investment in the privately-held cloud solutions provider was included as a component of “Other assets” on our condensed consolidated balance sheets for each period presented, while the convertible promissory note was included as a component of “Prepaid expenses and other current assets” as of December 31, 2013.
In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment is based on the quoted price of our shares on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive income” on our condensed consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" on our condensed consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $1.1 million and $3.5 million as of March 31, 2014 and December 31, 2013, respectively, which was included as a component of “Prepaid expenses and other current assets” on our condensed consolidated balance sheets.
Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues from continuing operations consist primarily of usage fees generally based on per minute methods.

Our software-as-a-service, or SaaS, revenue consists of four primary components associated with our next-generation collaboration solutions:

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Subscription-based license fees associated with fixed-period minimum revenue commitments related to our iMeet® and GlobalMeet® products. These subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 to 24 months;

•
Per minute usage fees generated through the use of iMeet and GlobalMeet. These usage fees, which are generated if a customer elects to use either minutes in excess of the contractual amount or of a type not included in the arrangement, are recognized as incurred by the customer, consistent with our other per minute usage fees;

•	Certain set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer; and

•
Revenue from our Internet Protocal, or IP, conferencing products, which deliver conferencing services across an enterprise customer’s existing network infrastructure, thereby eliminating third-party variable network costs.

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
USF Charges
In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenues". Had we presented USF charges on a gross basis, net revenues and cost of revenues would have been $6.6 million and $7.6 million higher for the three months ended March 31, 2014 and 2013, respectively.
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
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the three months ended March 31, 2014, we repurchased 180,362 shares of our common stock for $2.1 million in the open market at an average price of $11.73 per share. During the three months ended March 31, 2013, we did not repurchase any shares of our common stock in the open market.
During the three months ended March 31, 2014 and 2013, we redeemed 58,443 and 109,763 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $0.1 million and $1.1 million, respectively, to the Internal Revenue Service on our employees’ behalf.
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
The following table summarizes acquisition-related costs incurred during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Professional fees	$963	$—
Integration-related costs	942	—
Total acquisition-related costs	$1,905	$—
Excise and Sales Tax
Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the three months ended March 31, 2014 and 2013, we did not make any material payments related to the settlement of these state and excise sales tax contingencies.
We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We had reserved approximately $8.3 million as of March 31, 2014 and December 31, 2013 for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, or new information becomes available, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.
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
Income tax expense for the three months ended March 31, 2014 and 2013 was $3.3 million and $2.6 million, respectively. The increase in income tax expense during the three months ended March 31, 2014 compared to the same period in the prior year is primarily related to the inclusion of the U.S. R&D credit in 2013. Legislation extending the U.S. R&D credit was not enacted during the three months ended March 31, 2014.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We had $9.4 million of unrecognized tax benefits as of March 31, 2014 and December 31, 2013. Upon resolution, $7.7 million of unrecognized tax benefits would affect our annual effective tax rate of as March 31, 2014 and December 31, 2013. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at December 31, 2013 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the three months ended March 31, 2014, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
New and Recently Adopted Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which requires only disposals representing a strategic shift in operations that have a major effect on our operations and financial results to be presented as discontinued operations. The guidance also requires expanded financial disclosures about discontinued operations and significant disposals that do not qualify as discontinued operations. This guidance is effective for the first quarter of 2015. We do not expect this guidance to have a material impact on our condensed consolidated financial position or results of operations.

3.	RESTRUCTURING COSTS
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the three months ended March 31, 2014. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.3 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively. The components included in the reconciliation of the liability balances are as follows (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash	Balance at
	December 31, 2013				March 31, 2014
Accrued restructuring costs:
Severance and exit costs	$1,878	$—	$(1,281)	$3	$600
Contractual obligations	303	—	(66)	—	237
Total restructuring costs	$2,181	$—	$(1,347)	$3	$837

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date we have recorded $3.2 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.6 million at March 31, 2014, which we anticipate will be paid within two years.

Realignment of Workforce – 2009
During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.5 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.5 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.2 million at March 31, 2014. We anticipate these costs will be paid within one year.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating loss	$(42)	$(105)
Interest expense	(59)	(57)
Income tax benefit	36	59
Loss from discontinued operations, net of taxes	$(65)	$(103)
The results of discontinued operations for the three months ended March 31, 2014 and 2013 reflect ongoing administration and resolution of residual liabilities associated with our PGiSend sale. These liabilities were not assumed by the purchaser, EasyLink Services International Corporation, or EasyLink, in 2010.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2013 to March 31, 2014 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2013	$378,157	$49,204	$6,444	$433,805
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2013	285,734	49,204	6,444	341,382
Adjustments to acquisitions	(268)	(68)	(42)	(378)
Impact of currency fluctuations	(856)	407	194	(255)
Carrying value at March 31, 2014	$284,610	$49,543	$6,596	$340,749

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Goodwill due to recent acquisitions has been determined on a consolidated basis and preliminarily allocated to reporting units. A formal allocation to reporting units has not yet been completed. Refer to Note 10 to our condensed consolidated financial statements for additional information on goodwill acquired.
Other Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$131,855	$(65,372)	$66,483	$131,943	$(63,564)	$68,379
Non-compete agreements	9,451	(6,125)	3,326	9,436	(5,851)	3,585
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	8,041	(1,510)	6,531	8,003	(1,330)	6,673
Total other intangible assets	$150,347	$(74,007)	$76,340	$150,382	$(71,745)	$78,637

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $0.9 million of these assets recorded at each of March 31, 2014 and December 31, 2013.

Other intangible assets include $74.9 million of net intangible assets that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Included in the March 31, 2014 balance of "Other intangible assets" was $66.3 million of customer lists, $4.5 million of trade names and $3.8 million of non-compete agreements related to recent acquisitions. These amounts are incorporated into our preliminary valuation of assets acquired and liabilities assumed within Note 10 to our condensed consolidated financial statements. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.0 million of trademarks.

Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

Year	Estimated Annual Amortization Expense
2014	$9,905
2015	$9,883
2016	$9,563
2017	$8,900
2018	$7,997

6.INDEBTEDNESS
Long-term debt and capital lease obligations at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014	December 31, 2013
Borrowings on credit facility	$256,166	$270,139
Capital lease obligations	3,908	4,047
Subtotal	260,074	274,186
Less current portion	(1,655)	(1,719)
Total long-term debt and capital lease obligations	$258,419	$272,467
Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at March 31, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, as of March 31, 2014, was 2.69%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of March 31, 2014, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At March 31, 2014, we had $256.2 million of borrowings and $3.6 million in letters of credit outstanding under our credit facility.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	EQUITY-BASED COMPENSATION
We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisers under our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan, each plan as amended. We issue both service and performance-based restricted stock awards and units to employees. Performance-based restricted stock awards and units are issued to certain key executives and vest based on financial performance metrics over the requisite service period. Options issued under these plans, other than the directors stock plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. The compensation committee of our board of directors administers these stock plans.
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

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$172	$160
Selling and marketing	736	602
Research and development	127	205
General and administrative	1,192	707
Equity-based compensation expense	$2,227	$1,674
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
The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2013 to March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	1,943,760	$9.64
Granted	504,469	12.05
Vested/released	(239,555)	8.93
Forfeited	(41,397)	8.20
Unvested at March 31, 2014	2,167,277	$10.31
Included in the table above are 116,841 and 90,000 restricted stock units outstanding at March 31, 2014 and December 31, 2013, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.
The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2014 and 2013 was $12.05 and $10.92, respectively. The aggregate fair value of restricted stock vested was $2.9 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and the year

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ended December 31, 2013, we issued 173,932 and 544,559 shares, respectively, of our common stock relating to the vesting of restricted stock. As of March 31, 2014, we had $18.1 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted-average recognition period of approximately 2.1 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2013 to March 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	107,668	$11.29
Granted	—	—
Exercised	(5,343)	9.90
Expired	—	—
Options outstanding and exercisable at March 31, 2014	102,325	$11.37	0.94	$71,042
As of March 31, 2014, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2014 and 2013, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, restricted stock units and stock options for the three months ended March 31, 2014 and 2013.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income from continuing operations	$5,270	$7,181
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	46,385	46,087
Add effect of dilutive securities:
Unvested restricted stock	618	427
Stock options	17	1
Weighted-average shares outstanding - diluted	47,020	46,515
Basic net income per share from continuing operations	$0.11	$0.16
Diluted net income per share from continuing operations	$0.11	$0.15

The weighted-average diluted common shares outstanding for the three months ended March 31, 2014 and 2013 excludes the effect of 26,579 and 89,832 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive.
9.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at March 31, 2014 and December 31, 2013 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement date of March 31, 2014; therefore, the fair value of this investment was based on Level 1 inputs. In February 2014, we sold 50% of this asset for approximately $1.0 million realizing a gain of $0.5 million. This gain is reflected in "Other, net" in our condensed consolidated statements of operations. The balance of this investment was included as a component of “Prepaid expenses and other current assets” on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

As further discussed in Note 10, we recorded a contingent consideration liability in connection with our acquisition of Via-Vox Limited, operating under the name Powwownow. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Powwownow during the earn-out period.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	March 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$1,118	$1,118	$—	$—	$3,537	$3,537	$—	$—
Total	$1,118	$1,118	$—	$—	$3,537	$3,537	$—	$—

	March 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Long-term Liabilities:
Earn-out liability	$3,866	$—	$—	$3,866	$3,841	$—	$—	$3,841
Total	$3,866	$—	$—	$3,866	$3,841	$—	$—	$3,841
10.    ACQUISITIONS
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

ACT
On September 4, 2013, we completed the acquisition of ACT Teleconferencing, Inc., or ACT, a U.S.-based global provider of integrated conferencing solutions, by acquiring all of ACT's outstanding stock via merger. The following table summarizes the preliminary consideration paid for ACT (in thousands):

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

The preliminary valuation of the assets acquired and liabilities assumed for Powwownow and ACT are as follows (in thousands):

	Powwownow Preliminary Valuation	ACT Preliminary Valuation
Cash and equivalents	$1,295	$11,137
Other current assets	3,221	10,892
Property and equipment	889	2,861
Intangible assets	35,568	31,000
Deferred income taxes, net	—	1,708
Other assets	8,163	2,854
Total assets acquired	49,136	60,452

Current liabilities	4,551	12,527
Long-term liabilities	12,831	4,059
Deferred income taxes, net	6,136	8,452
Total liabilities assumed	23,518	25,038

Total identifiable net assets	25,618	35,414
Goodwill	26,947	16,071
Total net assets	$52,565	$51,485

Preliminary Valuation Adjustments for Powwownow

We performed a preliminary valuation of the assets and liabilities of Powwownow at its acquisition date. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $8.2 million in connection with our Powwownow acquisition, which is included in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the Powwownow purchase agreement.

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

Earn-out - We recorded a contingent consideration liability of approximately $3.8 million as of the acquisition date related to the Powwownow earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Powwownow during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as acquisition-related costs in our condensed consolidated statements of operations. See Note 9 for additional information.

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

Indemnification asset - We recognized an indemnification asset of $4.1 million in connection with our ACT acquisition. Of this amount, $1.1 million is included in "Other current assets" and $3.0 million is included in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive from escrow funds currently held by a financial institution pursuant to the ACT merger agreement. We recorded an offsetting uncertain tax position of $3.8 million and related interest payable of $0.3 million in connection with the recognition of the indemnification asset. The income tax contingency is included above in “Long-Term Liabilities.”

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2014, we made an adjustment of $0.4 million to our initial valuation of current assets and liabilities.

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

Copper

On August 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of the conferencing services business of The Himark Group, LLC, d/b/a Copper Services, or Copper, a U.S.-based audio and web conferencing services provider and an existing reseller of PGi conferencing services, for $10.3 million, including a $0.2 million working capital adjustment finalized in December 2013. We funded the acquisition through borrowings under our credit facility and incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2013.
Copper's financial results since its acquisition date are included in our North America segment. The primary assets acquired as part of the Copper acquisition were customer relationships totaling $6.4 million and goodwill of $3.3 million. The recognized goodwill for Copper is expected to be deductible for income tax purposes.
11.    COMMITMENT AND CONTINGENCIES
Litigation and Claims

In connection with the sale of our PGiSend messaging business in October 2010, we agreed to indemnify the purchaser, EasyLink (subsequently acquired by OpenText), for the tax-related matters described below. We have accrued an estimated loss for these matters totaling an aggregate of approximately $3.9 million. The possible loss or range of loss resulting from these matters, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty and negotiations over an extended time period. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.
State Telecommunications Excise Tax Matter
On March 19, 2013, we received notice of deficiencies from the New York State Department of Taxation and Finance, dated March 15, 2013, for telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for the tax years ended December 31, 2001 - 2006. The assessments totaled approximately $4.3 million as of March 4, 2013, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, on which interest continues to accrue. We plan to vigorously contest these assessments. We believe we are adequately reserved for this matter. However, if the New York State Department of Taxation and Finance’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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
The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net revenues:
North America	$90,130	$86,177
Europe	37,128	27,390
Asia Pacific	15,981	15,925
Consolidated	$143,239	$129,492
Operating income:
North America	$1,872	$4,391
Europe	8,033	6,805
Asia Pacific	462	375
Consolidated	$10,367	$11,571

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$1,749	$1,224
Income tax payments	$1,273	$1,538
Income tax refunds	$408	$15
Capital lease additions	$389	$348
Capitalized interest	$73	$62
At March 31, 2014 and 2013, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $1.4 million and $2.5 million, respectively.

14.    SUBSEQUENT EVENTS

In the second quarter through May 6, 2014, we repurchased an aggregate of 215,404 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.8 million at an average price of $12.77 per share.

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
During 2014, we are continuing our strategy to transition PGi to a SaaS company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation collaboration solutions, iMeet and GlobalMeet. The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the first quarter ended March 31, 2014 include:

•	Grew revenue from PGi SaaS products greater than 50% to $10.7 million;

•
Generated 10.6% growth in our net revenues for the three months ended March 31, 2014 compared to the same period in 2013 despite a negative impact of 0.4% from fluctuations in foreign currency exchange rates;

•	Increased our gross margin to 58.4% of revenues, more than a full percentage point higher than the fourth quarter of 2013 and the highest reported level in over two years; and

•	Repurchased an aggregate of 180,362 shares of our common stock for approximately $2.1 million in the open market at an average price of $11.73 per share.
Our primary corporate objectives for the remainder of 2014 are focused on continuing to:

•	Expand our market reach and accelerate customer awareness and adoption of iMeet and GlobalMeet;

•	Develop and release additional upgrades and enhancements to iMeet and GlobalMeet to increase their functionality, improve their competitive positioning and grow their market opportunities; and

•	Transition our audio-only customers to our more integrated, online meeting solutions that provide a richer, more productive user experience.
We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.
In the first three months of 2014, approximately 40% of our net revenues were generated outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first three months of 2014 negatively affected our net revenues by approximately $0.6 million as compared to the same period in 2013.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. However, during the first three months of 2014, we experienced a decline in total minutes sold, absent the impact of recent acquisitions, primarily related to the previously-disclosed partial loss of one of our larger enterprise audio conferencing customers. With the exception of this change to our enterprise customer base, we believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. In addition, as we continue to transition our customers to our next-generation collaboration solutions, the impact on average rates per minute has become more favorable. Despite this partial customer loss and continued price compression, our net revenues increased to $143.2 million in the first three months of 2014 as compared to $129.5 million in the same period in 2013, primarily due to growth generated from recent acquisitions.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of March 31, 2014, borrowings under our $475.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $256.2 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.
In addition, we intend to continue to prudently invest in our collaboration solutions, specifically in technology innovation and platform development, as well as new market strategies to better meet the needs of our existing customers and to better attract, engage and acquire new customers.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three months ended March 31, 2014 are not indicative of the results that may be expected for the full fiscal year of 2014 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenues
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2014	2013	$	%
Net revenues:
North America	$90,130	$86,177	3,953	4.6
Europe	37,128	27,390	9,738	35.6
Asia Pacific	15,981	15,925	56	0.4
Consolidated	$143,239	$129,492	13,747	10.6
Operating income:
North America	$1,872	$4,391	(2,519)
Europe	8,033	6,805	1,228
Asia Pacific	462	375	87
Consolidated	$10,367	$11,571	(1,204)
Percent of net revenues:
North America	62.9%	66.5%
Europe	25.9%	21.2%
Asia Pacific	11.2%	12.3%
Consolidated	100.0%	100.0%
Consolidated Net Revenues
The following tables detail the changes in consolidated net revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014 (in thousands):

	Consolidated	North America	Europe	Asia Pacific
March 31, 2013	$129,492	$86,177	$27,390	$15,925
Change in volume	(2,308)	(6,570)	4,388	(126)
Change in average selling prices and product mix	(297)	2,533	(3,063)	233
Acquisitions	16,909	8,251	7,824	834
Impact of fluctuations in foreign currency exchange rates	(557)	(261)	589	(885)
March 31, 2014	$143,239	$90,130	$37,128	$15,981
Net revenues increased in each of our operating segments during the three months ended March 31, 2014 from the comparable prior year period primarily due to acquisitions made during the second half of 2013. Revenues from our SaaS products, which generate higher average gross margins than our traditional audio conferencing services, increased to $10.7 million in the first quarter of 2014 compared to $7.1 million in the first quarter of 2013. These increases were partially offset by the partial loss of one of our larger enterprise audio conferencing customers. Fluctuations in foreign exchange rates negatively impacted net revenues in North America by $0.3 million and Asia Pacific by $0.9 million and positively impacted Europe by $0.6 million during the three months ended March 31, 2014.

Cost of Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Cost of revenues:
North America	$39,476	$38,134	1,342	3.5
Europe	11,721	9,228	2,493	27.0
Asia Pacific	8,345	8,145	200	2.5
Consolidated	$59,542	$55,507	4,035	7.3

	Three Months Ended March 31,
	2014	2013
	% of Revenues
Cost of revenues:
North America	43.8	44.3
Europe	31.6	33.7
Asia Pacific	52.2	51.1
Consolidated	41.6	42.9
Consolidated cost of revenues as a percentage of consolidated net revenues decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to our Powwownow acquisition and growth in sales of our higher margin next-generation collaboration solutions. Fluctuations in foreign currency exchange rates resulted in a $0.3 million decrease in cost of revenues on a consolidated basis during the three months ended March 31, 2014 compared to the same period in 2013.
The decrease in costs of revenues as a percentage of net revenues for North America for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to growth in sales of our higher margin next-generation collaboration solutions and fewer sales of our lower margin third-party products. Europe experienced lower costs of revenues as a percentage of net revenues primarily due to our Powwownow acquisition. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenues in North America of $0.2 million while resulting in an increase of $0.4 million in Europe during the three months ended March 31, 2014 compared to the same period in 2013.
The increase in costs of revenues as a percentage of net revenues for Asia Pacific over the same periods was attributable primarily to the impact of the ACT acquisition. The increase in Asia Pacific was partially mitigated by growth in sales of our higher margin next-generation collaboration solutions. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenues in Asia Pacific of $0.5 million during the three months ended March 31, 2014 compared to the same period in 2013.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Selling and marketing expenses:
North America	$21,795	$21,366	429	2.0
Europe	11,513	8,183	3,330	40.7
Asia Pacific	4,528	4,614	(86)	(1.9)
Consolidated	$37,836	$34,163	3,673	10.8

	Three Months Ended March 31,
	2014	2013
	% of Revenues
Selling and marketing expenses:
North America	24.2	24.8
Europe	31.0	29.9
Asia Pacific	28.3	29.0
Consolidated	26.4	26.4
Selling and marketing expenses as a percentage of revenues decreased during the three months ended March 31, 2014 from the same period in the previous year for North America and Asia Pacific while increasing in Europe. The decrease in North America was primarily due to revenue increases for which no incremental selling expenses were required. Selling and marketing expenses as a percentage of revenues increased in Europe primarily due to increased headcount and advertising expenses as a result of our Powwownow acquisition. In addition, fluctuations in foreign currency exchange rates resulted in an increase of selling and marketing expenses of $0.4 million in Europe. While selling and marketing expenses in Asia Pacific remained fairly consistent during the three months ended March 31, 2014 as compared to the same period in the previous year, fluctuations in foreign currencies resulted in a decrease of $0.4 million.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
General and administrative expenses:
North America	$13,007	$11,173	1,834	16.4
Europe	3,117	2,192	925	42.2
Asia Pacific	1,811	2,128	(317)	(14.9)
Consolidated	$17,935	$15,493	2,442	15.8

	Three Months Ended March 31,
	2014	2013
	% of Revenues
General and administrative expenses:
North America	14.4	13.0
Europe	8.4	8.0
Asia Pacific	11.3	13.4
Consolidated	12.5	12.0
General and administrative expenses in North America and Europe increased during the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of increased personnel-related expense due to higher headcount from 2013 acquisitions. General and administrative expenses decreased in Asia Pacific during the three months ended March 31, 2014 compared to the same period in 2013 as a result of lower professional fees as well as lower rent expense.
Research and Development Expenses
Consolidated research and development expense as a percentage of net revenues was 3.1% and 2.9% in the three months ended March 31, 2014 and 2013, respectively. We incurred the majority of research and development costs in North America. The increase was primarily driven by additional resources to develop our SaaS-based solutions as well as the acquisition of ACT research and development staff.

Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$172	$160
Selling and marketing	736	602
Research and development	127	205
General and administrative	1,192	707
Equity-based compensation expense	$2,227	$1,674

Equity-based compensation expense increased for the three months ended March 31, 2014 as compared to the same period in 2013 as a result of the timing of restricted stock awards granted to our named executive officers.
Depreciation Expense

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Depreciation expense:
North America	$6,829	$6,662	167	2.5
Europe	1,269	982	287	29.2
Asia Pacific	568	595	(27)	(4.5)
Consolidated	$8,666	$8,239	427	5.2

	Three Months Ended March 31,
	2014	2013
	% of Revenues
Depreciation expense:
North America	7.6	7.7
Europe	3.4	3.6
Asia Pacific	3.6	3.7
Consolidated	6.1	6.4
Consolidated depreciation expense increased for the three months ended March 31, 2014 as compared to the same period in 2013 as a result of additions to assets that are part of our global network.
Amortization Expense

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands)
Amortization expense:
North America	$1,216	$462	754	163.2
Europe	1,186	—	1,186	100.0
Asia Pacific	81	—	81	100.0
Consolidated	$2,483	$462	2,021	437.4

	Three Months Ended March 31,
	2014	2013
	% of Revenues
Amortization expense:
North America	1.3	0.5
Europe	3.2	—
Asia Pacific	0.5	—
Consolidated	1.7	0.4
Consolidated amortization expense increased for the three months ended March 31, 2014 as compared to the same period in 2013 as a result of amortization recognized on intangible assets related to our 2013 acquisitions. Refer to Notes 5 and 10 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.
Restructuring Costs
There were no restructuring costs for the three months ended March 31, 2014. Consolidated restructuring costs were $0.1 million for the three months ended March 31, 2013, representing approximately 0.1% of net revenues.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date we have recorded $3.2 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.6 million at March 31, 2014, which we anticipate will be paid within two years.

Realignment of Workforce – 2009
During 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated approximately 500 positions. To date, we have recorded total severance and exit costs of $14.6 million associated with this realignment, including accelerated vesting of restricted stock with a fair market value of $0.2 million in North America. We have also recorded $4.5 million of lease termination costs associated with office locations in North America and Europe. On a segment basis, these restructuring costs totaled $12.5 million in North America, $6.0 million in Europe and $0.6 million in Asia Pacific. Our reserve for the 2009 realignment, comprised of lease termination costs, was $0.2 million at March 31, 2014. We anticipate these costs will be paid within one year.
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
The following table summarizes acquisition-related costs, the majority of which were incurred in North America, during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Professional fees	$963	$—
Integration-related costs	942	—
Total acquisition-related costs	$1,905	$—
For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.

Interest Expense
Interest expense was $2.1 million and $1.8 million in the three months ended March 31, 2014 and 2013, respectively. The increase related to a higher balance outstanding on our credit facility as of the current period as a result of our 2013 acquisitions. The weighted-average outstanding balance on our credit facility was $284.7 million and $185.8 million for the three months ended March 31, 2014 and 2013, respectively. This increase was partially offset by lower interest expense related to our unrecognized tax benefits for the period. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.69% and 2.70% at March 31, 2014 and 2013, respectively.
Income Tax Expense
Income tax expense for the three months ended March 31, 2014 and 2013 was $3.3 million and $2.6 million, respectively. The increase in income tax expense during the three months ended March 31, 2014 compared to the same period in the prior year is primarily related to the inclusion of the U.S. R&D credit in 2013. Legislation extending the U.S. R&D credit was not enacted during the three months ended March 31, 2014.
We had $9.4 million of unrecognized tax benefits as of March 31, 2014 and December 31, 2013. Upon resolution, $7.7 million of unrecognized tax benefits would affect our annual effective tax rate of as March 31, 2014 and December 31, 2013. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at December 31, 2013 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the three months ended March 31, 2014, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
Discontinued Operations
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating loss	$(42)	$(105)
Interest expense	(59)	(57)
Income tax benefit	36	59
Loss from discontinued operations, net of taxes	$(65)	$(103)
The results of discontinued operations for the three months ended March 31, 2014 and 2013 reflect ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with our PGiSend sale.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows were $14.1 million and $12.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash provided by operating activities was primarily attributable to increased income before the impact of non-cash expenses of depreciation, amortization and equity-based compensation.
Cash used in investing activities
Consolidated investing activities used cash of $6.1 million and $9.2 million for the three months ended March 31, 2014 and 2013, respectively. The principal use of cash in investing activities for the three months ended March 31, 2014 was $8.1 million of capital expenditures partially offset by proceeds received from the settlement of investments as described in Note 2. The principal use of cash in investing activities for the three months ended March 31, 2013 was $8.8 million of capital expenditures.

Cash used in financing activities
Consolidated financing activities used cash of $16.5 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. The primary uses of cash in financing activities in the three months ended March 31, 2014 was $14.5 million of net payments on borrowing arrangements and $2.2 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary uses of cash in financing activities in the three months ended March 31, 2013 included $1.1 million of net payments on borrowing arrangements and $1.1 million in treasury stock purchases.
Off-balance sheet arrangements
At March 31, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at March 31, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of March 31, 2014, was 2.69%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of March 31, 2014, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At March 31, 2014, we were in compliance with the covenants under our credit facility.
At March 31, 2014, we had utilized $259.8 million of our credit facility, with $256.2 million in borrowings and $3.6 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2014, we have no outstanding interest rate swaps.
At the scheduled maturity of our credit facility in August 2018, or in the event of an acceleration of the indebtedness under our credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.
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

Liquidity
As of March 31, 2014, we had $36.7 million in cash and equivalents compared to $45.0 million as of December 31, 2013. Cash balances residing outside of the United States were $29.3 million and $36.7 million as of March 31, 2014 and December 31, 2013, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At March 31, 2014, we had $140.2 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

Subsequent Events

In the second quarter through May 6, 2014, we repurchased an aggregate of 215,404 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.8 million at an average price of $12.77 per share.

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
For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

FORWARD LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our SaaS solutions, including our iMeet and GlobalMeet solutions;

•	Our ability to attract new customers and to retain and further penetrate our existing customers;

•	Our ability to establish and maintain strategic reseller and distribution relationships;

•	Risks associated with challenging global economic conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime, including undetected errors or defects in our software;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customers' confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from our PGiSend sale;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013; and

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.
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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2014, we had no outstanding swaps.
At March 31, 2014, we had borrowings of approximately $256.2 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $2.6 million based on our March 31, 2014 debt level.
We generated approximately 40% of our consolidated net revenues and 36% of our operating expenses in countries outside of the United States in the three months ended March 31, 2014. Additionally, we have foreign currency denominated debt as part of our credit facility. At March 31, 2014, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the three months ended March 31, 2014 by approximately $5.7 million, $4.8 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Singapore, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at March 31, 2014.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in that report.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2014	—	$—	—	5,477,600
February 1 - 28, 2014	42,800	$11.20	42,800	5,434,800
March 1 - 31, 2014	196,005	$11.94	137,562	5,297,238
Total	238,805	$11.81	180,362	5,297,238

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase program described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 58,443 shares for the month of March 2014, which do not count against shares authorized under our stock repurchase programs.

(2)
In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of March 31, 2014, we had not repurchased any shares pursuant to this new stock repurchase program. We also have approximately 300,000 shares currently available for repurchase pursuant to our previous board-approved stock repurchase program approved in July 2011 authorizing the repurchase of up to 5.0 million shares of our common stock. Neither of our repurchase programs has an expiration date.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2014
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

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Amended and Restated Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006).

10.1	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 4, 2014).+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensation plan or arrangement.