Form 10-Q
period 2014-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2014-08-08
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Common Stock, $0.01 par value	47,130,418 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and equivalents	$31,926	$44,955
Accounts receivable (net of allowances of $768 and $760, respectively)	88,465	78,481
Prepaid expenses and other current assets	15,895	22,645
Income taxes receivable	3,712	2,316
Deferred income taxes, net	692	4,390
Total current assets	140,690	152,787
PROPERTY AND EQUIPMENT, NET	105,894	105,724
OTHER ASSETS
Goodwill	341,524	341,382
Intangibles, net of amortization	75,041	78,637
Deferred income taxes, net	2,403	1,957
Other assets	17,382	17,621
Total assets	$682,934	$698,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$62,554	$51,994
Income taxes payable	2,423	2,648
Accrued taxes, other than income taxes	9,271	11,190
Accrued expenses	34,348	34,402
Current maturities of long-term debt and capital lease obligations	1,821	1,719
Accrued restructuring costs	544	2,104
Deferred income taxes, net	28	171
Total current liabilities	110,989	104,228
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	251,937	272,467
Accrued restructuring costs	—	77
Accrued expenses	29,587	29,570
Deferred income taxes, net	19,334	18,881
Total long-term liabilities	300,858	320,995
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 47,375,315 and 48,338,335 shares issued and outstanding, respectively	479	483
Additional paid-in capital	444,691	457,913
Accumulated other comprehensive income	11,377	11,169
Accumulated deficit	(185,460)	(196,680)
Total shareholders’ equity	271,087	272,885
Total liabilities and shareholders’ equity	$682,934	$698,108

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$144,287	$132,178	$287,526	$261,670
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	59,001	56,856	118,543	112,363
Selling and marketing	37,593	34,382	75,429	68,545
General and administrative (exclusive of expenses shown separately below)	19,070	16,186	37,005	31,679
Research and development	4,616	3,831	9,121	7,554
Excise and sales tax expense	—	77	—	77
Depreciation	8,885	8,331	17,551	16,570
Amortization	2,484	392	4,967	854
Restructuring costs	—	131	—	201
Asset impairments	—	54	—	198
Net legal settlements and related expenses	—	220	—	313
Acquisition-related costs	1,786	212	3,691	239
Total operating expenses	133,435	120,672	266,307	238,593
Operating income	10,852	11,506	21,219	23,077
Other (expense) income
Interest expense	(2,385)	(1,527)	(4,485)	(3,328)
Interest income	11	50	20	71
Other, net	(36)	188	255	218
Total other expense, net	(2,410)	(1,289)	(4,210)	(3,039)
Income from continuing operations before income taxes	8,442	10,217	17,009	20,038
Income tax expense	2,309	2,109	5,606	4,749
Net income from continuing operations	6,133	8,108	11,403	15,289
Loss from discontinued operations, net of taxes	(118)	(133)	(183)	(236)
Net income	$6,015	$7,975	$11,220	$15,053
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	45,859	46,204	46,121	46,146
Basic net income (loss) per share (1)
Continuing operations	$0.13	$0.18	$0.25	$0.33
Discontinued operations	—	—	—	(0.01)
Net income per share	$0.13	$0.17	$0.24	$0.33
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	46,550	46,720	46,784	46,618
Diluted net income (loss) per share
Continuing operations	$0.13	$0.17	$0.24	$0.33
Discontinued operations	—	—	—	(0.01)
Net income per share	$0.13	$0.17	$0.24	$0.32

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$6,015	$7,975	$11,220	$15,053
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of taxes	(198)	—	(1,673)	—
Net gain reclassified from accumulated other comprehensive income to net income	—	—	(468)	—
Translation adjustments	2,429	(3,365)	2,349	(6,030)
Total other comprehensive income (loss)	2,231	(3,365)	208	(6,030)
Comprehensive income	$8,246	$4,610	$11,428	$9,023

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2013	$483	$457,913	$11,169	$(196,680)	$272,885
Net income	—	—	—	11,220	11,220
Other comprehensive income	—	—	208	—	208
Exercise of stock options	5	958	—	—	963
Equity-based compensation	—	4,733	—	—	4,733
Treasury stock purchase and retirement	(14)	(18,141)	—	—	(18,155)
Redemption of restricted shares, net	5	(1,125)	—	—	(1,120)
Income tax benefit from equity awards	—	353	—	—	353
BALANCE, June 30, 2014	$479	$444,691	$11,377	$(185,460)	$271,087

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,220	$15,053
Loss from discontinued operations, net of taxes	183	236
Net income from continuing operations	11,403	15,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,551	16,570
Amortization	4,967	854
Amortization of debt issuance costs	322	296
Net legal settlements and related expenses	—	313
Payments for legal settlements and related expenses	—	(91)
Deferred income taxes	908	1,741
Restructuring costs	—	201
Payments for restructuring costs	(1,659)	(922)
Asset impairments	—	198
Equity-based compensation	4,884	3,636
Excess tax benefits from share-based payment arrangements	(395)	(358)
Provision for doubtful accounts	362	360
Acquisition-related costs	3,691	—
Cash paid for acquisition-related costs	(3,779)	—
Changes in working capital	812	(8,189)
Net cash provided by operating activities from continuing operations	39,067	29,898
Net cash used in operating activities from discontinued operations	(165)	(257)
Net cash provided by operating activities	38,902	29,641
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,520)	(17,307)
Business acquisitions, net of cash acquired	66	—
Other investing activities, net	2,052	(625)
Net cash used in investing activities from continuing operations	(13,402)	(17,932)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(13,402)	(17,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(83,447)	(31,164)
Proceeds from borrowing arrangements	62,000	26,000
Excess tax benefits of share-based payment arrangements	395	358
Purchase and retirement of treasury stock, at cost	(18,988)	(1,758)
Exercise of stock options	963	—
Net cash used in financing activities from continuing operations	(39,077)	(6,564)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(39,077)	(6,564)
Effect of exchange rate changes on cash and equivalents	548	(830)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(13,029)	4,315
CASH AND EQUIVALENTS, beginning of period	44,955	20,976
CASH AND EQUIVALENTS, end of period	$31,926	$25,291

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION
Premiere Global Services, Inc., or PGi, has been a leading global provider of collaboration software and services for over 20 years. Our cloud-based software applications empower business users to connect, collaborate and share ideas and information from their desktop, tablet or smartphone, enabling greater productivity in the office or on the go. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2014 are not indicative of the results that may be expected for the full fiscal year of 2014 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. We had no restricted cash as of June 30, 2014 and December 31, 2013.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at June 30, 2014 and December 31, 2013 was earned but unbilled revenue of $8.5 million and $5.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. Provision for doubtful accounts was $0.4 million for each of the six months ended June 30, 2014 and 2013. Write-offs against the allowance for doubtful accounts were $0.1 million and $0.3 million in the three months ended June 30, 2014 and 2013, respectively. Write-offs against the allowance for doubtful accounts were $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $169.9 million and $157.5 million as of June 30, 2014 and December 31, 2013, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” in our condensed consolidated balance sheets. We capitalized approximately $5.4 million and $4.4 million of these costs for the three months ended June 30, 2014 and 2013, respectively, and $9.9 million and $8.3 million of these costs for the six months ended June 30, 2014 and 2013, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.6 million and $3.3 million for the three months ended June 30, 2014 and 2013, respectively, and $7.2 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2013, the date of our most recent assessment. As of June 30, 2014, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
Our cost method investments had a total carrying value of $1.0 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively. Our investment in the privately-held cloud solutions provider was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented, while the convertible promissory note was included as a component of “Prepaid expenses and other current assets” as of December 31, 2013.
In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment is based on the quoted price of our shares of such company on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive income” in our condensed consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" in our condensed consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $0.9 million and $3.5 million as of June 30, 2014 and December 31, 2013, respectively, which was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.
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

•
Per minute usage fees generated through the use of iMeet and GlobalMeet. These usage fees are generated if a customer contracts for the use of GlobalMeet on a per-minute basis, or if a customer elects to use either minutes in excess of the contractual amount allowed in a subscription agreement or of a type not included in the arrangement. These fees are recognized as incurred by the customer, consistent with our other per minute usage fees;

•	Certain set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer; and

•
Revenue from our Internet Protocol, or IP, conferencing products, which deliver conferencing services across an enterprise customer’s existing network infrastructure, thereby eliminating third-party variable network costs.

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
USF Charges
In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenues" in our condensed consolidated statements of operations. Had we presented USF charges on a gross basis, net revenues and cost of revenues would have been $6.5 million and $6.9 million higher for the three months ended June 30, 2014 and 2013, respectively, and $13.2 million and $14.4 million higher for the six months ended June 30, 2014 and 2013, respectively.
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
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the six months ended June 30, 2014, we repurchased 1,408,559 shares of our common stock for $18.2 million in the open market at an average price of $12.89 per share, pursuant to our board-approved stock repurchase programs. During the six months ended June 30, 2013, we repurchased 16,000 shares of our common stock for $0.2 million in the open market at an average price of $10.52 per share, pursuant to our prior board-approved stock repurchase program.
During the six months ended June 30, 2014 and 2013, we redeemed 89,651 and 136,863 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $0.8 million and $1.6 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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
The following table summarizes acquisition-related costs incurred during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Professional fees	$750	$212	$1,713	$239
Integration-related costs	1,036	—	1,978	—
Total acquisition-related costs	$1,786	$212	$3,691	$239
Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the six months ended June 30, 2014 and 2013, we did not make any material payments related to the settlement of these state and excise sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We had reserved approximately $8.4 million and $8.3 million at each of June 30, 2014 and December 31, 2013, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves or new information becomes available, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.
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
Income tax expense for the three and six months ended June 30, 2014 was $2.3 million and $5.6 million, respectively, compared to $2.1 million and $4.7 million, respectively, for the three and six months ended June 30, 2013. The increase in income tax expense during the three and six months ended June 30, 2014 compared to the same periods in the prior year is primarily related to the inclusion of the U.S. R&D credit in 2013. Legislation extending the U.S. R&D credit was not enacted during the six months ended June 30, 2014.
We had $9.4 million of unrecognized tax benefits at each of June 30, 2014 and December 31, 2013. Upon resolution, $7.6 million and $7.7 million of unrecognized tax benefits would affect our annual effective tax rate as of June 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at June 30, 2014 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2014, the net change in our valuation allowance was not material.
New and Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13 (“SAB Topic 13”) when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are in the process of evaluating the impact that the updated standard will have on our consolidated financial position, results of operations and related disclosures.

3.	RESTRUCTURING COSTS
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the six months ended June 30, 2014. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.7 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively. The components included in the reconciliation of the liability balances are as follows (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash	Balance at
	December 31, 2013				June 30, 2014
Accrued restructuring costs:
Severance and exit costs	$1,878	$—	$(1,529)	$6	$355
Contractual obligations	303	—	(130)	16	189
Total restructuring costs	$2,181	$—	$(1,659)	$22	$544

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.2 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.4 million at June 30, 2014, which we anticipate will be paid within one year.

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating loss	$(124)	$(152)	$(166)	$(257)
Interest expense	(60)	(58)	(119)	(115)
Income tax benefit	66	77	102	136
Loss from discontinued operations, net of taxes	$(118)	$(133)	$(183)	$(236)
The results of discontinued operations for the three and six months ended June 30, 2014 and 2013 reflect ongoing administration and resolution of residual liabilities associated with our PGiSend sale. These liabilities were not assumed by the purchaser, EasyLink Services International Corporation, or EasyLink, in 2010.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2013 to June 30, 2014 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2013	$378,157	$49,204	$6,444	$433,805
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2013	285,734	49,204	6,444	341,382
Adjustments to acquisitions	(515)	(195)	(77)	(787)
Impact of currency fluctuations	(99)	739	289	929
Carrying value at June 30, 2014	$285,120	$49,748	$6,656	$341,524

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$133,058	$(67,642)	$65,416	$131,943	$(63,564)	$68,379
Non-compete agreements	9,500	(6,387)	3,113	9,436	(5,851)	3,585
Developed technology	1,000	(1,000)	—	1,000	(1,000)	—
Other	8,211	(1,699)	6,512	8,003	(1,330)	6,673
Total other intangible assets	$151,769	$(76,728)	$75,041	$150,382	$(71,745)	$78,637
We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $0.9 million of these assets recorded at each of June 30, 2014 and December 31, 2013.

At June 30, 2014, other intangible assets include $73.6 million of net intangible assets that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Included in the June 30, 2014 balance of "Other intangible assets" was $60.9 million of customer lists, $4.2 million of trade names and $3.1 million of non-compete agreements related to recent acquisitions. These amounts are incorporated into our preliminary valuation of assets acquired and liabilities assumed within Note 10 to our condensed consolidated financial statements. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.0 million of trademarks.

Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

Year	Estimated Annual Amortization Expense
2014	$9,998
2015	$10,018
2016	$9,696
2017	$9,017
2018	$8,113

6.INDEBTEDNESS
Long-term debt and capital lease obligations at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Borrowings on credit facility	$249,776	$270,139
Capital lease obligations	3,982	4,047
Subtotal	253,758	274,186
Less current portion	(1,821)	(1,719)
Total long-term debt and capital lease obligations	$251,937	$272,467
Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at June 30, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, as of June 30, 2014, was 2.44%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2014, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2014, we had $249.8 million of borrowings and $3.6 million in letters of credit outstanding under our credit facility.

7.	EQUITY-BASED COMPENSATION
We may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors and consultants under our 2014 incentive plan and our amended and restated 2000 directors stock plan, as amended. We issue both service and performance-based restricted stock awards and units to employees. Performance-based restricted stock awards and units are issued to certain key executives and vest based on financial performance metrics over the requisite service period. The compensation committee of our board of directors administers these stock plans. A total of 4,959,944 and 1,900,000 shares are authorized for issuance under our 2014 plan and 2000 directors stock plan, respectively.
Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. Included in the expense amounts are employer-related costs for taxes incurred upon vesting of awards which do not impact "Additional paid-in capital" in our condensed consolidated balance sheets. The following table presents total equity-based compensation expense for restricted stock awards and non-qualified stock options included in the line items below in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$166	$142	$338	$302
Selling and marketing	681	539	1,417	1,141
Research and development	173	224	300	429
General and administrative	1,637	1,057	2,829	1,764
Equity-based compensation expense	$2,657	$1,962	$4,884	$3,636
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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2013 to June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	1,943,760	$9.64
Granted	646,562	12.34
Vested/released	(414,689)	8.83
Forfeited	(75,147)	8.98
Unvested at June 30, 2014	2,100,486	$10.66
Included in the table above are 107,841 and 90,000 restricted stock units outstanding at June 30, 2014 and December 31, 2013, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.
The weighted-average grant date fair value of restricted stock granted during six months ended June 30, 2014 and 2013 was $12.34 and $11.10, respectively. The aggregate fair value of restricted stock vested was $2.3 million and $5.2 million for the three and six months ended June 30, 2014, respectively, and $1.7 million and $5.2 million for the three and six months ended June 30, 2013, respectively. During the six months ended June 30, 2014 and the year ended December 31, 2013, we issued 311,320 and 544,559 shares, respectively, of our common stock relating to the vesting of restricted stock. As of June 30, 2014, we had $17.0 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted-average recognition period of approximately 2.0 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2013 to June 30, 2014:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	107,668	$11.29
Granted	—	—
Exercised	(85,334)	11.29
Expired	—	—
Options outstanding and exercisable at June 30, 2014	22,334	$11.30	0.88	$45,678
As of June 30, 2014, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2014 and 2013, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, restricted stock units and stock options for the three and six months ended June 30, 2014 and 2013.
The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income from continuing operations	$6,133	$8,108	$11,403	$15,289
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	45,859	46,204	46,121	46,146
Add effect of dilutive securities:
Unvested restricted stock	673	506	646	467
Stock options	18	10	17	5
Weighted-average shares outstanding - diluted	46,550	46,720	46,784	46,618
Basic net income per share from continuing operations	$0.13	$0.18	$0.25	$0.33
Diluted net income per share from continuing operations	$0.13	$0.17	$0.24	$0.33

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2014 excludes the effect of 1,352 and 13,965 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2013 excludes the effect of 890 and 45,361 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive.
9.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at June 30, 2014 and December 31, 2013 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement date of June 30, 2014; therefore, the fair value of this investment was based on Level 1 inputs. In February 2014, we sold 50% of this asset for approximately $1.0 million realizing a gain of $0.5 million. This gain is reflected in "Other, net" in our condensed consolidated statements of operations. The balance of this investment was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets at each of June 30, 2014 and December 31, 2013.

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

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	June 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$917	$917	$—	$—	$3,537	$3,537	$—	$—
Total	$917	$917	$—	$—	$3,537	$3,537	$—	$—

	June 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Long-term Liabilities:
Earn-out liability	$3,969	$—	$—	$3,969	$3,841	$—	$—	$3,841
Total	$3,969	$—	$—	$3,969	$3,841	$—	$—	$3,841
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
Powwownow
On December 3, 2013, we completed the acquisition of Powwownow, a U.K.-based conferencing and collaboration provider focused on small and midsize businesses, by acquiring all of Powwownow's outstanding stock. The following table summarizes the preliminary consideration paid for Powwownow (in thousands):

Negotiated sales price	$53,183
Preliminary working capital and other adjustments	(684)
Preliminary purchase price	$52,499

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The preliminary valuation of the assets acquired and liabilities assumed for Powwownow and ACT are as follows (in thousands):

	Powwownow Preliminary Valuation	ACT Preliminary Valuation
Cash and equivalents	$1,295	$11,137
Other current assets	3,221	11,159
Property and equipment	889	2,861
Intangible assets	35,568	31,000
Deferred income taxes, net	—	1,708
Other assets	8,163	2,861
Total assets acquired	49,136	60,726

Current liabilities	4,551	12,457
Long-term liabilities	12,831	4,059
Deferred income taxes, net	6,136	8,452
Total liabilities assumed	23,518	24,968

Total identifiable net assets	25,618	35,758
Goodwill	26,881	15,727
Total net assets	$52,499	$51,485

Preliminary Valuation Adjustments for Powwownow

We performed a preliminary valuation of the assets and liabilities of Powwownow at its acquisition date. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $8.2 million in connection with our Powwownow acquisition, which is included above in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the Powwownow purchase agreement. We recorded an offsetting contingent tax liability of $8.0 million and related interest payable of $0.2 million in connection with the recognition of the indemnification asset. The tax contingency is included in “Accrued expenses” under “Long-Term Liabilities.”

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

Indemnification asset - We recognized an indemnification asset of $4.1 million in connection with our ACT acquisition. Of this amount, $1.1 million is included above in "Other current assets" and $3.0 million is included in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive from escrow funds currently held by a financial institution pursuant to the ACT merger agreement. We recorded an offsetting uncertain tax position of $3.8 million and related interest payable of $0.3 million in connection with the recognition of the indemnification asset. The income tax contingency is included above in “Long-term liabilities.”

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

During the three and six months ended June 30, 2014, we made adjustments totaling $0.3 million and $0.7 million, respectively, to our initial valuation of current assets and liabilities.

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
11.    COMMITMENT AND CONTINGENCIES
Litigation and Claims

In connection with the sale of our PGiSend messaging business in October 2010, we agreed to indemnify the purchaser, EasyLink (subsequently acquired by Open Text Corporation), for the tax-related matters described below. We have accrued an estimated loss for these matters totaling an aggregate of approximately $3.9 million. The possible loss or range of loss resulting from these matters, if any, in excess of the amounts accrued is inherently unpredictable and involves significant uncertainty and negotiations over an extended time period. Consequently, no estimate can be made of any possible loss or range of loss in excess of the above-mentioned accrual.
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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
North America	$89,392	$86,492	$179,522	$172,669
Europe	38,289	28,964	75,417	56,354
Asia Pacific	16,606	16,722	32,587	32,647
Consolidated	$144,287	$132,178	$287,526	$261,670
Operating income:
North America	$1,078	$2,795	$2,950	$7,186
Europe	9,065	8,024	17,098	14,829
Asia Pacific	709	687	1,171	1,062
Consolidated	$10,852	$11,506	$21,219	$23,077
13.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$3,545	$2,367
Income tax payments	$3,794	$3,950
Income tax refunds	$492	$67
Capital lease additions	$884	$1,024
Capitalized interest	$143	$132
At June 30, 2014 and 2013, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $3.3 million and $2.3 million, respectively.

14.    SUBSEQUENT EVENTS

During the third quarter through August 5, 2014, we repurchased an aggregate of 221,147 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.9 million at an average price of $13.19 per share.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
PGi has been a leading global provider of collaboration software and services for over 20 years. Our cloud-based software applications empower business users to connect, collaborate and share ideas and information from their desktop, tablet or smartphone, enabling greater productivity in the office or on the go. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.
During 2014, we are continuing our strategy to transition PGi to a SaaS company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation collaboration solutions, iMeet and GlobalMeet. The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the second quarter ended June 30, 2014 include:

•	Grew revenue from PGi SaaS products to $12.0 million for the three months ended June 30, 2014, an increase of greater than 50% compared to the same period in 2013;

•	Generated 9.2% growth in our net revenues for the three months ended June 30, 2014 compared to the same period in 2013;

•	Increased our gross margin to 59.1% of revenues, an increase of approximately 70 basis points from the three months ended March 31, 2014 and our highest reported level in three years; and

•
Repurchased an aggregate of 1,228,197 shares of our common stock for approximately $16.0 million in the open market at an average price of $13.06 per share pursuant to our board-approved stock repurchase programs.

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
In the first six months of 2014, approximately 40% of our net revenues were generated outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first six months of 2014 had minimal impact on our net revenues as compared to the same period in 2013.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. However, during the first six months of 2014, we experienced a decline in total minutes sold, absent the impact of recent acquisitions, primarily related to the previously-disclosed partial loss of one of our larger enterprise audio conferencing customers. With the exception of this change in our enterprise customer base, we believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. Despite this partial customer loss and continued price compression, our net revenues increased to $287.5 million in the first six months of 2014 as compared to $261.7 million in the same period in 2013, primarily due to growth generated from recent acquisitions.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of June 30, 2014, borrowings under our $475.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $249.8 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.
We intend to continue to invest in enhancing and expanding our collaboration software suite through our continuing technology innovation and platform development. In addition, we plan to continue to reinvest excess earnings this year in sales and marketing initiatives designed to accelerate sales of our collaborative software applications and our transition to a SaaS model.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three and six months ended June 30, 2014 are not indicative of the results that may be expected for the full fiscal year of 2014 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenues
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2014	2013	$	%
Net revenues:
North America	$89,392	$86,492	2,900	3.4
Europe	38,289	28,964	9,325	32.2
Asia Pacific	16,606	16,722	(116)	(0.7)
Consolidated	$144,287	$132,178	12,109	9.2
Operating income:
North America	$1,078	$2,795	(1,717)
Europe	9,065	8,024	1,041
Asia Pacific	709	687	22
Consolidated	$10,852	$11,506	(654)
Percent of net revenues:
North America	62.0%	65.4%
Europe	26.5%	21.9%
Asia Pacific	11.5%	12.7%
Consolidated	100.0%	100.0%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Net revenues:
North America	$179,522	$172,669	6,853	4.0
Europe	75,417	56,354	19,063	33.8
Asia Pacific	32,587	32,647	(60)	(0.2)
Consolidated	$287,526	$261,670	25,856	9.9
Operating income:
North America	$2,950	$7,186	(4,236)
Europe	17,098	14,829	2,269
Asia Pacific	1,171	1,062	109
Consolidated	$21,219	$23,077	(1,858)
Percent of net revenues:
North America	62.5%	66.0%
Europe	26.2%	21.5%
Asia Pacific	11.3%	12.5%
Consolidated	100.0%	100.0%

Consolidated Net Revenues
The following tables detail the changes in consolidated net revenues from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2013	$132,178	$86,492	$28,964	$16,722
Change in volume	(342)	(3,663)	3,128	193
Change in average selling prices and product mix	(4,786)	(1,248)	(2,621)	(917)
Acquisitions	16,689	7,997	7,821	871
Impact of fluctuations in foreign currency exchange rates	548	(186)	997	(263)
June 30, 2014	$144,287	$89,392	$38,289	$16,606

	Six Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2013	$261,670	$172,669	$56,354	$32,647
Change in volume	1,168	(6,415)	7,516	67
Change in average selling prices	(8,901)	(2,533)	(5,684)	(684)
Acquisitions	33,598	16,248	15,645	1,705
Impact of fluctuations in foreign currency exchange rates	(9)	(447)	1,586	(1,148)
June 30, 2014	$287,526	$179,522	$75,417	$32,587
Net revenues increased on a consolidated basis during the three and six months ended June 30, 2014 from the comparable prior year periods primarily due to acquisitions made during the second half of 2013. North America and Europe net revenues increased during the three and six months ended June 30, 2014 while Asia Pacific decreased slightly over each period. Revenues from our SaaS-based products, which generate higher average gross margins than our traditional audio conferencing services, increased to $12.0 million and $22.7 million during the three and six months ended June 30, 2014, respectively, compared to $7.8 million and $15.0 million during the same periods in 2013. These increases were partially offset in North America by the decreased volume due to the previously-disclosed partial loss of one of our larger enterprise audio conferencing customers. In Europe and Asia Pacific, these increases were partially offset by decreased average selling prices due to price reductions to current customers. Fluctuations in foreign exchange rates negatively impacted net revenues in North America by $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively, and negatively impacted net revenues in Asia Pacific by $0.3 million and $1.1 million over the same periods in 2013. Fluctuations in foreign exchange rates positively impacted net revenues in Europe by $1.0 million and $1.6 million during the three and six months ended June 30, 2014, respectively.
Cost of Revenues

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Cost of revenues:
North America	$38,868	$38,821	47	0.1
Europe	11,711	9,294	2,417	26.0
Asia Pacific	8,422	8,741	(319)	(3.6)
Consolidated	$59,001	$56,856	2,145	3.8

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Cost of revenues:
North America	$78,344	$76,955	1,389	1.8
Europe	23,432	18,522	4,910	26.5
Asia Pacific	16,767	16,886	(119)	(0.7)
Consolidated	$118,543	$112,363	6,180	5.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Cost of revenues:
North America	43.5	44.9	43.6	44.6
Europe	30.6	32.1	31.1	32.9
Asia Pacific	50.7	52.3	51.5	51.7
Consolidated	40.9	43.0	41.2	42.9
Consolidated cost of revenues as a percentage of consolidated net revenues decreased during the three and six months ended June 30, 2014 compared to the same periods in 2013. This decrease was primarily due to our acquisition of Powwownow, which has higher margin service offerings, and growth in sales of our higher margin SaaS-based solutions. This decrease was partially offset by the impact of our ACT acquisition, which historically carried lower margins due to its large enterprise customer base. Fluctuations in foreign currency exchange rates resulted in a $0.3 million increase in cost of revenues on a consolidated basis during the three months ended June 30, 2014 compared to the same period in 2013. Fluctuations in foreign currency exchange rates did not have a significant impact on costs of revenues on a consolidated basis during the six months ended June 30, 2014 compared to the same period in 2013.
The decrease in cost of revenues as a percentage of net revenues for North America for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to growth in sales of our higher margin SaaS-based solutions, fewer sales of our lower margin third-party products and reduced telecommunications expenses as a result of a cost savings initiative implemented within the region. Europe experienced lower cost of revenues as a percentage of net revenues over the periods primarily due to our Powwownow acquisition, partially offset by the impact of our ACT acquisition. The decrease in cost of revenues as a percentage of revenues in Asia Pacific over the three and six months ended June 30, 2014 compared to the same periods in 2013 is primarily due to network cost savings from capital improvements to our infrastructure throughout the region. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenues in North America and Asia Pacific of $0.3 million and $0.7 million, respectively, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Fluctuations in foreign currency exchange rates resulted in an increase in cost of revenue of $1.0 million in Europe over the same period.
Selling and Marketing Expenses

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Selling and marketing expenses:
North America	$21,678	$21,468	210	1.0
Europe	11,256	8,129	3,127	38.5
Asia Pacific	4,659	4,785	(126)	(2.6)
Consolidated	$37,593	$34,382	3,211	9.3

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Selling and marketing expenses:
North America	$43,473	$42,834	639	1.5
Europe	22,769	16,312	6,457	39.6
Asia Pacific	9,187	9,399	(212)	(2.3)
Consolidated	$75,429	$68,545	6,884	10.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Selling and marketing expenses:
North America	24.3	24.8	24.2	24.8
Europe	29.4	28.1	30.2	28.9
Asia Pacific	28.1	28.6	28.2	28.8
Consolidated	26.1	26.0	26.2	26.2
Selling and marketing expenses as a percentage of revenues decreased during the three and six months ended June 30, 2014 from the same periods in the previous year for North America and Asia Pacific while increasing in Europe. The decrease in North America was primarily due to revenue increases for which minimal incremental selling expenses were required. Selling and marketing expenses as a percentage of revenues increased in Europe primarily due to increased headcount and advertising expenses as a result of our Powwownow acquisition. In addition, fluctuations in foreign currency exchange rates resulted in an increase of selling and marketing expenses of $0.6 million and $1.0 million in Europe during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. Fluctuations in foreign currencies resulted in a decrease of selling and marketing expenses of $0.1 and $0.5 million in Asia Pacific during the three and six months ended June 30, 2014, respectively, as compared to the same periods in the previous year. Fluctuations in foreign currency did not have a significant impact in North America.
General and Administrative Expenses

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
General and administrative expenses:
North America	$13,911	$11,946	1,965	16.4
Europe	3,046	2,360	686	29.1
Asia Pacific	2,113	1,880	233	12.4
Consolidated	$19,070	$16,186	2,884	17.8

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
General and administrative expenses:
North America	$26,918	$23,119	3,799	16.4
Europe	6,163	4,552	1,611	35.4
Asia Pacific	3,924	4,008	(84)	(2.1)
Consolidated	$37,005	$31,679	5,326	16.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
General and administrative expenses:
North America	15.6	13.8	15.0	13.4
Europe	8.0	8.1	8.2	8.1
Asia Pacific	12.7	11.2	12.0	12.3
Consolidated	13.2	12.2	12.9	12.1
General and administrative expenses in North America and Europe increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 primarily as a result of increased personnel-related expense due to higher headcount from our 2013 acquisitions. North America expenses also increased as a result of the timing of restricted stock awards granted to our named executive officers.
General and administrative expenses increased in Asia Pacific during the three months ended June 30, 2014 but decreased slightly during the six months ended June 30, 2014 as compared to the same periods in 2013 due to the timing of professional fees and other miscellaneous costs.
Research and Development Expenses
Consolidated research and development expense as a percentage of net revenues was 3.2% in each of the three and six months ended June 30, 2014 and was 2.9% in each of the three and six months ended June 30, 2013. We incurred the majority of research and development costs in North America. The increase was primarily driven by additional resources to develop our SaaS-based solutions as well as the acquisition of ACT research and development staff.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$166	$142	$338	$302
Selling and marketing	681	539	1,417	1,141
Research and development	173	224	300	429
General and administrative	1,637	1,057	2,829	1,764
Equity-based compensation expense	$2,657	$1,962	$4,884	$3,636
Equity-based compensation expense increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 as a result of the timing of restricted stock awards granted to our named executive officers.
Depreciation Expense

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Depreciation expense:
North America	$7,045	$6,753	292	4.3
Europe	1,280	956	324	33.9
Asia Pacific	560	622	(62)	(10.0)
Consolidated	$8,885	$8,331	554	6.6

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Depreciation expense:
North America	$13,874	$13,415	459	3.4
Europe	2,549	1,938	611	31.5
Asia Pacific	1,128	1,217	(89)	(7.3)
Consolidated	$17,551	$16,570	981	5.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Depreciation expense:
North America	7.9	7.8	7.7	7.8
Europe	3.3	3.3	3.4	3.4
Asia Pacific	3.4	3.7	3.5	3.7
Consolidated	6.2	6.3	6.1	6.3
Consolidated depreciation expense increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 as a result of additions to assets that are part of our global network.
Amortization Expense

	Three Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Amortization expense:
North America	$1,215	$392	823	209.9
Europe	1,187	—	1,187	100.0
Asia Pacific	82	—	82	100.0
Consolidated	$2,484	$392	2,092	533.7

	Six Months Ended June 30,		Change
	2014	2013	$	%
	(in thousands)
Amortization expense:
North America	$2,431	$854	1,577	184.7
Europe	2,373	—	2,373	100.0
Asia Pacific	163	—	163	100.0
Consolidated	$4,967	$854	4,113	481.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Amortization expense:
North America	1.4	0.5	1.4	0.5
Europe	3.1	—	3.1	—
Asia Pacific	0.5	—	0.5	—
Consolidated	1.7	0.3	1.7	0.3
Consolidated amortization expense increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013 as a result of amortization recognized on intangible assets related to our 2013 acquisitions. Refer to Notes 5 and 10 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.
Restructuring Costs
There were no restructuring costs for the six months ended June 30, 2014. Consolidated restructuring costs were $0.2 million for the six months ended June 30, 2013, representing less than 0.1% of net revenues for that period.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.2 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.2 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.4 million at June 30, 2014, which we anticipate will be paid within one year.
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
The following table summarizes acquisition-related costs, the majority of which were incurred in North America, during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Professional fees	$750	$212	$1,713	$239
Integration-related costs	1,036	—	1,978	—
Total acquisition-related costs	$1,786	$212	$3,691	$239
For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $2.4 million and $1.5 million in the three months ended June 30, 2014 and 2013, respectively, and was $4.5 million and $3.3 million in the six months ended June 30, 2014 and 2013, respectively. The increase related to a higher balance outstanding on our credit facility as of the current period as a result of our 2013 acquisitions. The weighted-average outstanding balance on our credit facility was $273.9 million and $185.4 million for the three months ended June 30, 2014 and 2013, respectively and $279.3 million and $185.6 million for the six months ended June 30, 2014 and 2013, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.44% and 2.48% at June 30, 2014 and 2013, respectively.

Income Tax Expense
Income tax expense for the three and six months ended June 30, 2014 was $2.3 million and $5.6 million, respectively, compared to $2.1 million and $4.7 million, respectively, for the three and six months ended June 30, 2013. The increase in income tax expense during the three and six months ended June 30, 2014 compared to the same periods in the prior year is primarily related to the inclusion of the U.S. R&D credit in 2013. Legislation extending the U.S. R&D credit was not enacted during the six months ended June 30, 2014.
We had $9.4 million of unrecognized tax benefits as of June 30, 2014 and December 31, 2013. Upon resolution, $7.6 million and $7.7 million of unrecognized tax benefits would affect our annual effective tax rate as of June 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at June 30, 2014 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2014, the net change in our valuation allowance was not material.
Discontinued Operations
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating loss	$(124)	$(152)	$(166)	$(257)
Interest expense	(60)	(58)	(119)	(115)
Income tax benefit	66	77	102	136
Loss from discontinued operations, net of taxes	$(118)	$(133)	$(183)	$(236)
The results of discontinued operations for the three and six months ended June 30, 2014 and 2013 reflect ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with our PGiSend sale.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows were $39.1 million and $29.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash provided by operating activities was attributable to multiple factors. Income before the impact of non-cash expenses of depreciation, amortization and equity-based compensation provided an incremental $2.5 million for the six months ended June 30, 2014 as compared to the same period in 2013. Changes in working capital provided additional cash from operating activities due to the timing of payments for required regulatory assessments and other payables, as well as an improvement in collections of accounts receivable.
Cash used in investing activities
Consolidated investing activities used cash of $13.4 million and $17.9 million for the six months ended June 30, 2014 and 2013, respectively. The principal use of cash in investing activities for the six months ended June 30, 2014 was $15.5 million of capital expenditures partially offset by proceeds received from the settlement of investments as described in Note 2 of our condensed consolidated financial statements. The principal use of cash in investing activities for the six months ended June 30, 2013 was $17.3 million of capital expenditures.

Cash used in financing activities
Consolidated financing activities used cash of $39.1 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively. The primary uses of cash in financing activities in the six months ended June 30, 2014 was $21.4 million of net payments on borrowing arrangements and $19.0 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary uses of cash in financing activities in the six months ended June 30, 2013 included $5.2 million of net payments on borrowing arrangements and $1.8 million in treasury stock purchases.
Off-balance sheet arrangements
At June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $350.0 million revolver, a $50.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $475.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at June 30, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2014, was 2.44%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2014, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2014, we were in compliance with the covenants under our credit facility.
At June 30, 2014, we had utilized $253.4 million of our credit facility, with $249.8 million in borrowings and $3.6 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2014, we have no outstanding interest rate swaps.
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

Liquidity
As of June 30, 2014, we had $31.9 million in cash and equivalents compared to $45.0 million as of December 31, 2013. Cash balances residing outside of the United States were $28.7 million and $36.7 million as of June 30, 2014 and December 31, 2013, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At June 30, 2014, we had $146.6 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

Subsequent Events

During the third quarter through August 5, 2014, we repurchased an aggregate of 221,147 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $2.9 million at an average price of $13.19 per share.

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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2014, we had no outstanding interest rate swaps.
At June 30, 2014, we had borrowings of approximately $249.8 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $2.5 million based on our June 30, 2014 debt level.
We generated approximately 40% of our consolidated net revenues and 36% of our operating expenses in countries outside of the United States in the six months ended June 30, 2014. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2014, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the six months ended June 30, 2014 by approximately $11.6 million, $9.6 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Japan, Norway, Singapore and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at June 30, 2014.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2014	65,800	$12.61	65,800	5,231,438
May 1 - 31, 2014	1,057,587	$13.09	1,057,587	4,173,851
June 1 - 30, 2014	136,018	$13.08	104,810	4,069,041
Total	1,259,405	$13.07	1,228,197	4,069,041

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 31,208 shares for the month of June 2014, which do not count against shares authorized under our stock repurchase programs.

(2)
In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of June 30, 2014, we have purchased approximately 930,000 shares pursuant to this new stock repurchase program. This repurchase program has no expiration date. As of June 30, 2014, we have repurchased all shares previously available for repurchase pursuant to our board-approved stock repurchase program approved in July 2011 authorizing the repurchase of up to 5.0 million shares of our common stock.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2014
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

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Amended and Restated Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006).

10.1	Premiere Global Services, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 24, 2014).+

10.2	Form of Restricted Stock Award Certificate under the Registrant's 2014 Incentive Plan.+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensation plan or arrangement.