Form 10-Q
period 2014-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2014-11-10
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2014
Common Stock, $0.01 par value	47,080,020 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and equivalents	$29,505	$44,955
Accounts receivable (net of allowances of $497 and $760, respectively)	88,478	78,481
Prepaid expenses and other current assets	17,275	22,645
Income taxes receivable	2,732	2,316
Deferred income taxes, net	5,251	4,390
Total current assets	143,241	152,787
PROPERTY AND EQUIPMENT, NET	101,747	105,724
OTHER ASSETS
Goodwill	369,251	341,382
Intangibles, net of amortization	97,419	78,637
Deferred income taxes, net	1,810	1,957
Other assets	19,135	17,621
Total assets	$732,603	$698,108
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$56,116	$51,994
Income taxes payable	2,749	2,648
Accrued taxes, other than income taxes	18,597	11,190
Accrued expenses	34,208	34,402
Current maturities of long-term debt and capital lease obligations	1,781	1,719
Accrued restructuring costs	424	2,104
Deferred income taxes, net	37	171
Total current liabilities	113,912	104,228
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	310,873	272,467
Accrued restructuring costs	—	77
Accrued expenses	25,754	29,570
Deferred income taxes, net	21,884	18,881
Total long-term liabilities	358,511	320,995
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 47,082,520 and 48,338,335 shares issued and outstanding, respectively	472	483
Additional paid-in capital	440,654	457,913
Accumulated other comprehensive income	1,968	11,169
Accumulated deficit	(182,914)	(196,680)
Total shareholders’ equity	260,180	272,885
Total liabilities and shareholders’ equity	$732,603	$698,108

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$140,383	$130,570	$427,909	$392,240
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	57,965	56,203	176,508	168,566
Selling and marketing	36,813	33,379	112,242	101,924
General and administrative (exclusive of expenses shown separately below)	17,810	15,605	54,815	47,284
Research and development	5,534	4,145	14,655	11,699
Excise and sales tax expense	—	1	—	78
Depreciation	8,697	8,459	26,248	25,029
Amortization	2,582	855	7,549	1,709
Restructuring costs	68	240	68	441
Asset impairments	4,938	18	4,938	216
Net legal settlements and related expenses	172	278	172	591
Acquisition-related costs	2,147	2,805	5,838	3,044
Total operating expenses	136,726	121,988	403,033	360,581
Operating income	3,657	8,582	24,876	31,659
Other (expense) income
Interest expense	(2,133)	(1,599)	(6,618)	(4,927)
Interest income	5	22	25	93
Other, net	741	(88)	996	130
Total other expense, net	(1,387)	(1,665)	(5,597)	(4,704)
Income from continuing operations before income taxes	2,270	6,917	19,279	26,955
Income tax (benefit) expense	(376)	2,072	5,230	6,821
Net income from continuing operations	2,646	4,845	14,049	20,134
Loss from discontinued operations, net of taxes	(100)	(182)	(283)	(418)
Net income	$2,546	$4,663	$13,766	$19,716
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	45,162	46,313	45,797	46,202
Basic net income (loss) per share (1)
Continuing operations	$0.06	$0.10	$0.31	$0.44
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.06	$0.10	$0.30	$0.43
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	45,898	46,818	46,485	46,685
Diluted net income (loss) per share (1)
Continuing operations	$0.06	$0.10	$0.30	$0.43
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.06	$0.10	$0.30	$0.42

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$2,546	$4,663	$13,766	$19,716
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of taxes	(21)	—	(1,694)	—
Net gain reclassified from accumulated other comprehensive income to net income	—	—	(468)	—
Translation adjustments	(9,388)	2,328	(7,039)	(3,702)
Total other comprehensive (loss) income	(9,409)	2,328	(9,201)	(3,702)
Comprehensive (loss) income	$(6,863)	$6,991	$4,565	$16,014

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2013	$483	$457,913	$11,169	$(196,680)	$272,885
Net income	—	—	—	13,766	13,766
Other comprehensive loss	—	—	(9,201)	—	(9,201)
Exercise of stock options	1	962	—	—	963
Equity-based compensation	—	7,320	—	—	7,320
Treasury stock purchase and retirement	(19)	(24,581)	—	—	(24,600)
Redemption of restricted shares, net	7	(1,398)	—	—	(1,391)
Income tax benefit from equity awards	—	438	—	—	438
BALANCE, September 30, 2014	$472	$440,654	$1,968	$(182,914)	$260,180

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,766	$19,716
Loss from discontinued operations, net of taxes	283	418
Net income from continuing operations	14,049	20,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,248	25,029
Amortization	7,549	1,709
Amortization of debt issuance costs	491	450
Net legal settlements and related expenses	172	591
Payments for legal settlements and related expenses	(170)	(272)
Deferred income taxes	1,096	2,182
Restructuring costs	68	441
Payments for restructuring costs	(1,816)	(1,158)
Asset impairments	4,938	216
Equity-based compensation	7,544	5,694
Excess tax benefits from share-based payment arrangements	(448)	(360)
Provision for doubtful accounts	203	214
Acquisition-related costs	5,838	3,044
Cash paid for acquisition-related costs	(5,411)	—
Changes in working capital, net of business acquisitions	(6,460)	(1,421)
Net cash provided by operating activities from continuing operations	53,891	56,493
Net cash used in operating activities from discontinued operations	(259)	(493)
Net cash provided by operating activities	53,632	56,000
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,562)	(24,794)
Business acquisitions, net of cash acquired	(55,517)	(50,873)
Other investing activities, net	2,046	(457)
Net cash used in investing activities from continuing operations	(80,033)	(76,124)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(80,033)	(76,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(99,509)	(55,494)
Proceeds from borrowing arrangements	137,000	94,750
Payments of debt issuance costs	(1,060)	(1,253)
Excess tax benefits of share-based payment arrangements	448	360
Purchase and retirement of treasury stock, at cost	(25,844)	(2,087)
Exercise of stock options	963	—
Net cash provided by financing activities from continuing operations	11,998	36,276
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by financing activities	11,998	36,276
Effect of exchange rate changes on cash and equivalents	(1,047)	(56)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(15,450)	16,096
CASH AND EQUIVALENTS, beginning of period	44,955	20,976
CASH AND EQUIVALENTS, end of period	$29,505	$37,072

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION
Premiere Global Services, Inc., or PGi, is the world's largest pure-play provider of collaboration software and services. Our unified collaboration platform empowers business users and teams to connect, share ideas and manage projects with the simplicity and everywhere-access of the latest cloud technologies. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the full fiscal year of 2014 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. At September 30, 2014 and December 31, 2013, we had $0.2 million and $0.0 million of restricted cash, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at September 30, 2014 and December 31, 2013 was earned but unbilled revenue of $8.1 million and $5.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Due to adjustments in our estimate in allowance for doubtful accounts, provision for doubtful accounts resulted in a benefit of $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Provision for doubtful accounts was $0.2 million for each of the nine months ended September 30, 2014 and 2013. Write-offs (recoveries) against the allowance for doubtful accounts were $0.1 million and ($0.1) million in the three months ended September 30, 2014 and 2013, respectively. Write-offs against the allowance for doubtful accounts were $0.5 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $175.3 million and $157.5 million as of September 30, 2014 and December 31, 2013, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” in our condensed consolidated balance sheets. We capitalized approximately $6.0 million and $4.8 million of these costs for the three months ended September 30, 2014 and 2013, respectively, and $15.9 million and $13.1 million of these costs for the nine months ended September 30, 2014 and 2013, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.7 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively, and $10.9 million and $10.0 million for the nine months ended September 30, 2014 and 2013, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2013, the date of our most recent assessment. As of September 30, 2014, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
Our cost method investments had a total carrying value of $1.0 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively. Our investment in the privately-held cloud solutions provider was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented, while the convertible promissory note was included as a component of “Prepaid expenses and other current assets” as of December 31, 2013.
In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment is based on the quoted price of our shares of such company on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive income” in our condensed consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" in our condensed consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $0.9 million and $3.5 million as of September 30, 2014 and December 31, 2013, respectively, which was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.
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

•
Per minute usage fees generated through the use of iMeet and GlobalMeet. These usage fees are generated if a customer contracts for the use of GlobalMeet on a per-minute basis, or if a customer elects to use either minutes in excess of the contractual amount allowed in a subscription agreement or of a type not included in the arrangement. This revenue is recognized as incurred by the customer, consistent with our other per minute usage fees;

•	Certain set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer; and

•
Revenue from our Internet Protocol, or IP, conferencing products, which deliver conferencing services across an enterprise customer’s existing network infrastructure, thereby eliminating third-party variable network costs. This revenue is recognized as incurred by the customer, consistent with our other per minute usage fees.

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
USF Charges
In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenues" in our condensed consolidated statements of operations. Had we presented USF charges on a gross basis, net revenues and cost of revenues would have been $5.9 million and $6.5 million higher for the three months ended September 30, 2014 and 2013, respectively, and $19.2 million and $20.9 million higher for the nine months ended September 30, 2014 and 2013, respectively.
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
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the nine months ended September 30, 2014, we repurchased 1,901,498 shares of our common stock for $24.6 million in the open market at an average price of $12.93 per share, pursuant to our board-approved stock repurchase programs. During the nine months ended September 30, 2013, we repurchased 16,000 shares of our common stock for $0.2 million in the open market at an average price of $10.52 per share, pursuant to our prior board-approved stock repurchase program.
During the nine months ended September 30, 2014 and 2013, we redeemed 112,266 and 147,142 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $1.2 million and $1.9 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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
The following table summarizes acquisition-related costs incurred during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Professional fees	$1,136	$1,287	$2,849	$1,287
Release of indemnification asset	1,472	1,129	1,472	1,129
Integration-related costs	868	389	2,846	628
Earn-out adjustment	(1,329)	—	(1,329)	—
Total acquisition-related costs	$2,147	$2,805	$5,838	$3,044
For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the nine months ended September 30, 2014 and 2013, we did not make any material payments related to the settlement of these state and excise sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We had reserved approximately $9.4 million and $8.3 million at each of September 30, 2014 and December 31, 2013, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves or new information becomes available, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.
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
Income tax (benefit) expense for the three and nine months ended September 30, 2014 was ($0.4) million and $5.2 million, respectively, compared to $2.1 million and $6.8 million for the three and nine months ended September 30, 2013, respectively. The decrease in income tax expense during the three and nine months ended September 30, 2014 compared to the same periods in the prior year is primarily related to the release of FIN48 reserve due to statute expiration for indemnified pre-acquisition liabilities during the three months ended September 30, 2014.
As of September 30, 2014 and December 31, 2013, we had $8.0 million and $9.4 million, respectively, of unrecognized tax benefits. Upon resolution, $6.5 million and $7.7 million of unrecognized tax benefits would affect our annual effective tax rate as of September 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at September 30, 2014 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2014, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
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
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the nine months ended September 30, 2014. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.8 million and $1.2 million during the nine months ended September 30, 2014 and 2013, respectively. The components included in the reconciliation of the liability balances are as follows (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash	Balance at
	December 31, 2013				September 30, 2014
Accrued restructuring costs:
Severance and exit costs	$1,878	$68	$(1,627)	$(21)	$298
Contractual obligations	303	—	(189)	12	126
Total restructuring costs	$2,181	$68	$(1,816)	$(9)	$424

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.3 million at September 30, 2014, which we anticipate will be paid within one year.

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating loss	$(93)	$(224)	$(259)	$(481)
Interest expense	(62)	(58)	(182)	(173)
Loss from disposal	—	(6)	—	(6)
Income tax benefit	55	106	158	242
Loss from discontinued operations, net of taxes	$(100)	$(182)	$(283)	$(418)
The results of discontinued operations for the three and nine months ended September 30, 2014 and 2013 reflect ongoing administration and resolution of residual liabilities associated with the sale of our PGiSend messaging business. These liabilities were not assumed by the purchaser, EasyLink Services International Corporation, or EasyLink, in 2010.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2013 to September 30, 2014 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2013	$378,157	$49,204	$6,444	$433,805
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2013	285,734	49,204	6,444	341,382
Acquisitions	30,936	932	—	31,868
Adjustments to prior acquisitions	(625)	(225)	(95)	(945)
Impact of currency fluctuations	(1,118)	(1,840)	(96)	(3,054)
Carrying value at September 30, 2014	$314,927	$48,071	$6,253	$369,251

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$136,897	$(68,606)	$68,291	$131,943	$(63,564)	$68,379
Non-compete agreements	11,145	(6,593)	4,552	9,436	(5,851)	3,585
Developed technology	18,900	(1,071)	17,829	1,000	(1,000)	—
Other	8,619	(1,872)	6,747	8,003	(1,330)	6,673
Total other intangible assets	$175,561	$(78,142)	$97,419	$150,382	$(71,745)	$78,637
We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $0.9 million of these assets recorded at each of September 30, 2014 and December 31, 2013.

At September 30, 2014, other intangible assets include $96.0 million of net intangible assets that are subject to amortization. Other intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Included in the September 30, 2014 balance of "Other intangible assets" was $66.1 million of customer lists, $17.8 million of developed technology, $4.7 million of trade names and $4.6 million of non-compete agreements related to recent acquisitions. These amounts are incorporated into our preliminary valuation of assets acquired and liabilities assumed in Note 10 to our condensed consolidated financial statements. Other intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.1 million of trademarks.

Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

Year	Estimated Annual Amortization Expense
2014	$10,958
2015	$13,649
2016	$13,247
2017	$12,386
2018	$11,483

6.INDEBTEDNESS
Long-term debt and capital lease obligations at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Borrowings on credit facility	$309,053	$270,139
Capital lease obligations	3,601	4,047
Subtotal	312,654	274,186
Less current portion	(1,781)	(1,719)
Total long-term debt and capital lease obligations	$310,873	$272,467

On August 27, 2014, we amended our credit facility by increasing the overall borrowing capacity to $500.0 million from $400.0 million and extending the maturity date from August 27, 2018 to August 27, 2019. In connection with this amendment, we incurred $1.1 million in debt issuance costs, which were capitalized and included within "Other assets" in our condensed consolidated balance sheets and will be amortized as an adjustment to "Interest expense" over the remaining life of the credit facility. Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at September 30, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, as of September 30, 2014, was 2.44%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2014, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2014, we had $309.1 million of borrowings and $3.6 million in letters of credit outstanding under our credit facility.

7.	EQUITY-BASED COMPENSATION
We may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors and consultants under our 2014 incentive plan and our amended and restated 2000 directors stock plan, as amended. We issue both service and performance-based restricted stock awards and units to employees. Performance-based restricted stock awards and units are issued to certain key executives and other employees and vest based on financial performance metrics over the requisite service period. The compensation committee of our board of directors administers these stock plans. A total of 4,959,944 and 1,900,000 shares are authorized for issuance under our 2014 plan and 2000 directors stock plan, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$144	$142	$482	$444
Selling and marketing	594	571	2,011	1,712
Research and development	181	222	481	651
General and administrative	1,741	1,123	4,570	2,887
Equity-based compensation expense	$2,660	$2,058	$7,544	$5,694
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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2013 to September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	1,943,760	$9.64
Granted	917,845	12.23
Vested/released	(495,013)	9.15
Forfeited	(98,897)	9.29
Unvested at September 30, 2014	2,267,695	$10.81
Included in the table above are 124,591 and 90,000 restricted stock units outstanding at September 30, 2014 and December 31, 2013, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.
The weighted-average grant date fair value of restricted stock granted during nine months ended September 30, 2014 and 2013 was $12.23 and $10.84, respectively. The aggregate fair value of restricted stock vested was $1.0 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, and $0.5 million and $5.7 million for the three and nine months ended September 30, 2013, respectively. During the nine months ended September 30, 2014 and the year ended December 31, 2013, we issued 362,255 and 544,559 shares, respectively, of our common stock relating to the vesting of restricted stock. As of September 30, 2014, we had $17.4 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted-average recognition period of approximately 2.0 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2013 to September 30, 2014:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	107,668	$11.29
Granted	—	—
Exercised	(85,334)	11.29
Expired	—	—
Options outstanding and exercisable at September 30, 2014	22,334	$11.30	0.63	$14,857
As of September 30, 2014, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2014 and 2013, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, restricted stock units and stock options for the three and nine months ended September 30, 2014 and 2013.
The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income from continuing operations	$2,646	$4,845	$14,049	$20,134
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	45,162	46,313	45,797	46,202
Add effect of dilutive securities:
Unvested restricted stock	730	504	674	479
Stock options	6	1	14	4
Weighted-average shares outstanding - diluted	45,898	46,818	46,485	46,685
Basic net income per share from continuing operations	$0.06	$0.10	$0.31	$0.44
Diluted net income per share from continuing operations	$0.06	$0.10	$0.30	$0.43

The weighted-average diluted common shares outstanding for the nine months ended September 30, 2014 excludes the effect of 9,310 restricted stock and out-of-the-money options because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2013 excludes the effect of 91,000 and 60,574 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive.
9.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at each of September 30, 2014 and December 31, 2013 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement date of September 30, 2014; therefore, the fair value of this investment was based on Level 1 inputs. In February 2014, we sold 50% of this asset for approximately $1.0 million realizing a gain of $0.5 million. This gain is reflected in "Other, net" in our condensed consolidated statements of operations. The balance of this investment was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets at each of September 30, 2014 and December 31, 2013.

As further discussed in Note 10, we recorded a contingent consideration liability in connection with our acquisitions of Via-Vox Limited, operating under the name Powwownow, and TalkPoint Holdings, L.L.C., or TalkPoint. The fair value of the liabilities were estimated using internal forecasts with inputs that are not observable in the market, and thus represent Level 3 fair value measurements. The inputs in the Level 3 measurements are not supported by market activity, as they are probability assessments of expected future sales related to our acquisitions of TalkPoint and Powwownow during the earn-out period.

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	September 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$860	$860	$—	$—	$3,537	$3,537	$—	$—
Total	$860	$860	$—	$—	$3,537	$3,537	$—	$—

	September 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Long-term Liabilities:
Earn-out liability	$8,874	$—	$—	$8,874	$3,841	$—	$—	$3,841
Total	$8,874	$—	$—	$8,874	$3,841	$—	$—	$3,841
10.    ACQUISITIONS
In accordance with ASC Topic 805, “Business Combinations,” we account for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. None of our acquisitions presented below were significant, individually or in the aggregate, under Rule 3-05 and Article 11 of SEC Regulation S-X.
TalkPoint
On September 19, 2014, we completed the acquisition of TalkPoint, a leading provider of webcasting software and services, by acquiring all of TalkPoint’s outstanding equity interests. The following table summarizes the preliminary consideration paid for TalkPoint (in thousands):

Negotiated sales price	$56,500
Preliminary working capital and other adjustments	(917)
Preliminary purchase price	$55,583

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, the TalkPoint purchase agreement provides for a potential earn-out payment to the sellers based on its annual revenue growth in 2015. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand. We incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the quarter ended September 30, 2014. TalkPoint’s financial results since its acquisition date are included primarily in our North America segment.
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

ACT
On September 4, 2013, we completed the acquisition of ACT Teleconferencing, Inc., or ACT, a U.S.-based global provider of integrated conferencing solutions, by acquiring all of ACT's outstanding stock via merger. The following table summarizes the consideration paid for ACT (in thousands):

Negotiated sales price	$53,000
Working capital and other adjustments	(1,515)
Purchase price	$51,485
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
Valuation of Assets and Liabilities

The fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions have been recognized in our condensed consolidated balance sheets based upon their values at their respective acquisition dates, as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on strategic and synergistic benefits that are expected to be realized from an expanded global customer base, including opportunities for us to sell our SaaS solutions to those customers, and opportunities to improve performance by leveraging best practices, operational expertise and global scale. The recognized goodwill for Powwownow and ACT are not expected to be deductible for income tax purposes. The valuation for ACT is final.

The preliminary fair values recorded for TalkPoint and Powwownow were based upon preliminary valuations, and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from each acquisition date). The primary areas of the preliminary valuations that are not yet finalized relate to amounts for income taxes including, but not limited to, current tax accounts, deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, amounts for state and local excise and sales tax contingencies, the fair values of certain tangible assets and liabilities acquired, certain legal matters, the determination of identifiable intangible assets and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at each acquisition date during the measurement periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The preliminary valuation of the assets acquired and liabilities assumed for TalkPoint and Powwownow and the final valuation of the assets acquired and liabilities assumed for ACT are as follows (in thousands):

	TalkPoint Preliminary Valuation	Powwownow Preliminary Valuation	ACT Valuation
Cash and equivalents	$2	$1,295	$11,137
Other current assets	3,329	3,221	12,321
Property and equipment	886	889	2,861
Intangible assets	27,300	35,568	31,000
Deferred income taxes, net	—	—	3,026
Other assets	1,579	8,163	2,905
Total assets acquired	33,096	49,136	63,250

Current liabilities	1,375	4,551	12,969
Long-term liabilities	8,006	12,831	4,432
Deferred income taxes, net	—	6,136	9,933
Total liabilities assumed	9,381	23,518	27,334

Total identifiable net assets	23,715	25,618	35,916
Goodwill	31,868	26,881	15,569
Total net assets	$55,583	$52,499	$51,485

Preliminary Valuation Adjustments for Talkpoint

We performed a preliminary valuation of the assets and liabilities of TalkPoint at its acquisition date. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $1.6 million in connection with the TalkPoint acquisition, which is included above in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the TalkPoint purchase agreement. We recorded offsetting contingent tax liabilities of $1.6 million in connection with the recognition of the indemnification asset. The tax contingencies are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Developed technology - Developed technology was the primary asset acquired in the TalkPoint acquisition. We valued developed technology using the relief from royalty approach. The developed technology was preliminarily valued at $17.9 million for the acquisition under this approach and will be amortized over seven years.

Customer relationships - Customer relationships were the secondary asset acquired in the TalkPoint acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. The customer relationships were preliminarily valued at $7.0 million for the acquisition under this approach and will be amortized over ten years.

Non-compete agreements - We valued non-compete agreements using the income approach, specifically based on the negative impact on the business that the individuals could have on revenue. The non-compete agreements were valued at $1.8 million for the TalkPoint acquisition under this approach and will be amortized over five years.

Trade names - We valued trade names using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade names, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade names after applying a royalty rate to the overall revenues. The trade names were valued at $0.6 million for the TalkPoint acquisition under this approach and will be amortized over two years.

Earn-out - We recorded a contingent consideration liability of approximately $6.4 million as of the acquisition date related to the Talkpoint earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of TalkPoint during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as acquisition-related costs in our condensed consolidated statements of operations.

Preliminary Valuation Adjustments for Powwownow

We performed a preliminary valuation of the assets and liabilities of Powwownow at its acquisition date. Significant adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $8.2 million in connection with our Powwownow acquisition, which is included above in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the Powwownow purchase agreement. We recorded an offsetting contingent tax liability of $8.0 million and related interest payable of $0.2 million in connection with the recognition of the indemnification asset. The tax contingency is included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

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

Earn-out - We recorded a contingent consideration liability of approximately $3.8 million as of the acquisition date related to the Powwownow earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Powwownow during the earn-out period. The earn-out is re-measured quarterly, with the change being reflected as acquisition-related costs in our condensed consolidated statements of operations. During the three months ended September 30, 2014, we re-measured this liability, resulting in a reduction in value of $1.3 million based upon revisions to our internal forecasts.

Deferred tax liabilities, net - $6.1 million was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for our Powwownow acquisition.

Valuation Adjustments for ACT

We finalized the valuation of the assets and liabilities of ACT at its acquisition date. Significant adjustments as a result of the valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $3.7 million in connection with our ACT acquisition. Of this amount, $1.1 million is included above in "Other current assets" and $2.6 million is included in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive from escrow funds currently held by a financial institution pursuant to the ACT merger agreement. We recorded an offsetting uncertain tax position of $3.4 million, net of a $0.2 million federal income tax benefit of state income tax, and related interest payable of $0.3 million in connection with the recognition of the indemnification asset. The income tax contingency is included above in “Long-term liabilities.”

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

Deferred tax liabilities, net - $10.9 million was recorded to adjust deferred taxes for the fair value adjustments made in accounting for our ACT acquisition. This includes an adjustment from the initial preliminary valuation date of $5.5 million.

During the three and nine months ended September 30, 2014, we made adjustments totaling $0.2 million and $0.9 million, respectively, to our final valuation of current assets and liabilities.

TalkPoint and Powwownow Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and continue to evaluate pre-acquisition contingencies relating to TalkPoint and Powwownow that existed as of each acquisition date. Based on our evaluation to date, we have preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of each acquisition date. Accordingly, we have recorded our best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired. We continue to gather information relating to all pre-acquisition contingencies that we have assumed. Any changes to the pre-acquisition contingency amounts recorded during each measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of each measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in our results of operations.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
North America	$87,507	$85,677	$267,029	$258,346
Europe	36,080	27,591	111,497	83,945
Asia Pacific	16,796	17,302	49,383	49,949
Consolidated	$140,383	$130,570	$427,909	$392,240
Operating income (loss):
North America	$(6,613)	$1,011	$(3,663)	$8,197
Europe	9,484	6,437	26,582	21,266
Asia Pacific	786	1,134	1,957	2,196
Consolidated	$3,657	$8,582	$24,876	$31,659
13.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$5,119	$3,521
Income tax payments	$4,708	$6,188
Income tax refunds	$761	$498
Capital lease additions	$1,147	$2,650
Capitalized interest	$236	$211
At September 30, 2014 and 2013, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $1.7 million and $2.1 million, respectively.

14.    SUBSEQUENT EVENTS

On October 16, 2014, we completed the acquisition of Central Desktop, Inc., or Central Desktop, a leading cloud-based team workspace platform, by acquiring all of Central Desktop's outstanding stock via merger. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
PGi is the world's largest pure-play provider of collaboration software and services. Our unified collaboration platform empowers business users and teams to connect, share ideas and manage projects with the simplicity and everywhere-access of the latest cloud technologies. We have a global presence in 25 countries in our three segments in North America, Europe and Asia Pacific.
During 2014, we are continuing our strategy to transition PGi to a SaaS company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation collaboration solutions, iMeet and GlobalMeet. The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the third quarter ended September 30, 2014 include:

•	Acquired TalkPoint, a leading provider of webcasting software and services;

•	Grew revenue from PGi SaaS products to $13.1 million for the three months ended September 30, 2014, an increase of 47% compared to the same period in 2013;

•	Generated nearly 8% growth in our net revenues for the three months ended September 30, 2014 compared to the same period in 2013;

•	Increased our gross margin by approximately 170 basis points from the same period in 2013 to 58.7%;

•	Increased the capacity, extended the term and improved the pricing and covenants of our credit facility; and

•
Repurchased an aggregate of 492,939 shares of our common stock for approximately $6.4 million in the open market at an average price of $13.06 per share pursuant to our board-approved stock repurchase program.

In addition, in October 2014, we acquired Central Desktop, a leading cloud-based team workspace platform.
Our primary corporate objectives for the remainder of 2014 are focused on continuing to:

•
Expand our market reach and accelerate customer awareness and adoption of our cloud-based collaboration products, including iMeet, GlobalMeet and the SaaS solutions we acquired with TalkPoint and Central Desktop;

•
Develop and release additional upgrades and enhancements to our next-generation collaboration products to increase their functionality, improve their competitive positioning and grow their market opportunities; and

•	Transition our audio-only customers to our more integrated, online meeting solutions that provide a richer, more productive user experience.
We believe these strategic initiatives will increase the addressable market opportunity for PGi and our solutions.
In the first nine months of 2014, approximately 40% of our net revenues were generated outside the United States. Because we generate a significant portion of our net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first nine months of 2014 had minimal impact on our net revenues as compared to the same period in 2013.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. However, during the first nine months of 2014, we experienced a decline in total minutes sold, absent the impact of our recent acquisitions, primarily related to the previously-disclosed partial loss of one of our larger enterprise audio conferencing customers. With the exception of this change in our enterprise customer base, we believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. Despite this partial customer loss and continued price compression, our net revenues increased to $427.9 million in the first nine months of 2014 as compared to $392.2 million in the same period in 2013, primarily due to growth generated from our recent acquisitions.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of September 30, 2014, borrowings under our $575.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $309.1 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.

We intend to continue to invest in enhancing and expanding our collaboration software suite through our continuing technology innovation and platform development. In addition, we plan to continue to reinvest excess earnings this year in sales and marketing initiatives designed to accelerate sales of our collaborative software applications and our transition to a SaaS model.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the full fiscal year of 2014 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2013, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenues
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2014	2013	$	%
Net revenues:
North America	$87,507	$85,677	1,830	2.1
Europe	36,080	27,591	8,489	30.8
Asia Pacific	16,796	17,302	(506)	(2.9)
Consolidated	$140,383	$130,570	9,813	7.5
Operating income (loss):
North America	$(6,613)	$1,011	(7,624)
Europe	9,484	6,437	3,047
Asia Pacific	786	1,134	(348)
Consolidated	$3,657	$8,582	(4,925)
Percent of net revenues:
North America	62.3%	65.6%
Europe	25.7%	21.1%
Asia Pacific	12.0%	13.3%
Consolidated	100.0%	100.0%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Net revenues:
North America	$267,029	$258,346	8,683	3.4
Europe	111,497	83,945	27,552	32.8
Asia Pacific	49,383	49,949	(566)	(1.1)
Consolidated	$427,909	$392,240	35,669	9.1
Operating income (loss):
North America	$(3,663)	$8,197	(11,860)
Europe	26,582	21,266	5,316
Asia Pacific	1,957	2,196	(239)
Consolidated	$24,876	$31,659	(6,783)
Percent of net revenues:
North America	62.4%	65.9%
Europe	26.1%	21.4%
Asia Pacific	11.5%	12.7%
Consolidated	100.0%	100.0%

Consolidated Net Revenues
The following tables detail the changes in consolidated net revenues from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2013	$130,570	$85,677	$27,591	$17,302
Change in volume	3,618	(292)	3,596	314
Change in average selling prices and product mix	(5,901)	(2,273)	(2,553)	(1,075)
Acquisitions	11,981	4,517	7,082	382
Impact of fluctuations in foreign currency exchange rates	115	(122)	364	(127)
September 30, 2014	$140,383	$87,507	$36,080	$16,796

	Nine Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2013	$392,240	$258,346	$83,945	$49,949
Change in volume	4,786	(6,707)	11,112	381
Change in average selling prices and product mix	(14,802)	(4,806)	(8,237)	(1,759)
Acquisitions	45,579	20,765	22,727	2,087
Impact of fluctuations in foreign currency exchange rates	106	(569)	1,950	(1,275)
September 30, 2014	$427,909	$267,029	$111,497	$49,383
Net revenues increased on a consolidated basis during the three and nine months ended September 30, 2014 from the comparable prior year periods primarily due to our recent acquisitions. Revenues from our SaaS solutions, which generate higher average gross margins than our traditional audio conferencing services, increased to $13.1 million and $35.8 million during the three and nine months ended September 30, 2014, respectively, compared to $8.9 million and $23.9 million during the same periods in 2013. The revenue growth from our SaaS solutions was primarily offset by decreased average selling prices due to price reductions to current customers and migrating existing customers to lower-priced audio products. In North America, volume decreased due to the previously-disclosed partial loss of one of our larger enterprise audio conferencing customers. Fluctuations in foreign exchange rates negatively impacted net revenues in North America by $0.1 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, and negatively impacted net revenues in Asia Pacific by $0.1 million and $1.3 million over the same periods in 2014. Fluctuations in foreign exchange rates positively impacted net revenues in Europe by $0.4 million and $2.0 million during the three and nine months ended September 30, 2014, respectively.
Cost of Revenues

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Cost of revenues:
North America	$37,806	$38,078	(272)	(0.7)
Europe	11,473	9,224	2,249	24.4
Asia Pacific	8,686	8,901	(215)	(2.4)
Consolidated	$57,965	$56,203	1,762	3.1

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Cost of revenues:
North America	$116,150	$115,033	1,117	1.0
Europe	34,905	27,746	7,159	25.8
Asia Pacific	25,453	25,787	(334)	(1.3)
Consolidated	$176,508	$168,566	7,942	4.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Cost of revenues:
North America	43.2	44.4	43.5	44.5
Europe	31.8	33.4	31.3	33.1
Asia Pacific	51.7	51.4	51.5	51.6
Consolidated	41.3	43.0	41.2	43.0
Consolidated cost of revenues as a percentage of consolidated net revenues decreased during the three and nine months ended September 30, 2014 compared to the same periods in 2013. This decrease was primarily due to reduced telecommunications expenses as a result of cost savings initiatives, our acquisition of Powwownow, which has higher margin service offerings, and growth in sales of our higher margin SaaS solutions. The decrease was partially offset by the impact of our ACT acquisition, which historically carried lower margins due to its large enterprise customer base. Fluctuations in foreign currency exchange rates resulted in a $0.1 million increase in cost of revenues on a consolidated basis during the three and nine months ended September 30, 2014 compared to the same period in 2013.
The decrease in cost of revenues as a percentage of net revenues for North America and Europe for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was primarily due to growth in sales of our higher margin SaaS solutions and fewer sales of our lower margin third-party products, partially offset by the impact of our ACT acquisition. North America also realized additional costs savings from reduced telecommunications expenses as a result of cost savings implemented within the region. In Europe, our Powwownow acquisition also contributed to lower costs of revenues as a percentage of net revenues. Cost of revenues as a percentage of revenues in Asia Pacific remained stable over the three and nine months ended September 30, 2014 compared to the same periods in 2013. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenues in North America and Asia Pacific of $0.3 million and $0.7 million, respectively, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Fluctuations in foreign currency exchange rates resulted in an increase in cost of revenue of $1.2 million in Europe over the same period.
Selling and Marketing Expenses

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Selling and marketing expenses:
North America	$21,282	$20,574	708	3.4
Europe	10,603	8,190	2,413	29.5
Asia Pacific	4,928	4,615	313	6.8
Consolidated	$36,813	$33,379	3,434	10.3

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Selling and marketing expenses:
North America	$64,755	$63,408	1,347	2.1
Europe	33,372	24,502	8,870	36.2
Asia Pacific	14,115	14,014	101	0.7
Consolidated	$112,242	$101,924	10,318	10.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Selling and marketing expenses:
North America	24.3	24.0	24.3	24.5
Europe	29.4	29.7	29.9	29.2
Asia Pacific	29.3	26.7	28.6	28.1
Consolidated	26.2	25.6	26.2	26.0
Selling and marketing expenses as a percentage of revenues increased slightly on a consolidated basis during the three and nine months ended September 30, 2014 from the same periods in the previous year. The increase is due to increased headcount of sales professionals and the launch of advertising initiatives to further promote and drive broader awareness of our products. Selling and marketing expenses as a percentage of revenues remained stable during the three and nine months ended September 30, 2014 in North America and Europe. Selling and marketing expenses as a percentage of revenues increased in Asia Pacific during the three and nine months ended September 30, 2014 compared to the same periods in the previous year primarily due to increased headcount of sales professionals. In addition, fluctuations in foreign currency exchange rates resulted in an increase of selling and marketing expenses of $0.3 million and $1.3 million in Europe during the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Fluctuations in foreign currencies had a minimal impact on selling and marketing expenses in Asia Pacific over the three months ended September 30, 2014, but resulted in a decrease of $0.5 million in the region during the nine months ended September 30, 2014 as compared to the same periods in the previous year. Fluctuations in foreign currency did not have a significant impact in North America.
General and Administrative Expenses

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
General and administrative expenses:
North America	$13,105	$11,243	1,862	16.6
Europe	3,029	2,440	589	24.1
Asia Pacific	1,676	1,922	(246)	(12.8)
Consolidated	$17,810	$15,605	2,205	14.1

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
General and administrative expenses:
North America	$40,023	$34,362	5,661	16.5
Europe	9,192	6,992	2,200	31.5
Asia Pacific	5,600	5,930	(330)	(5.6)
Consolidated	$54,815	$47,284	7,531	15.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
General and administrative expenses:
North America	15.0	13.1	15.0	13.3
Europe	8.4	8.8	8.2	8.3
Asia Pacific	10.0	11.1	11.3	11.9
Consolidated	12.7	12.0	12.8	12.1
General and administrative expenses on a consolidated basis increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily as a result of increased personnel-related expense due to higher headcount. General and administrative expenses in North America increased for each of the periods presented as a result of the timing of restricted stock awards granted to our named executive officers, as well as higher personnel-related costs driven by an investment in IT resources. General and administrative expenses in Europe increased for each of the periods presented as a result of our 2013 acquisitions of Powwownow and ACT, which resulted in higher headcount. General and administrative expenses decreased in Asia Pacific during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due to the timing of professional fees and other miscellaneous costs.
Research and Development Expenses
Consolidated research and development expense as a percentage of net revenues was 3.9% and 3.4% for the three and nine months ended September 30, 2014, respectively, and was 3.2% and 3.0% for the three and nine months ended September 30, 2013, respectively. We incurred the majority of research and development costs in North America. The increase was primarily driven by additional resources to develop our SaaS solutions as well as the acquisition of ACT research and development staff.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$144	$142	$482	$444
Selling and marketing	594	571	2,011	1,712
Research and development	181	222	481	651
General and administrative	1,741	1,123	4,570	2,887
Equity-based compensation expense	$2,660	$2,058	$7,544	$5,694
Equity-based compensation expense increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 as a result of the timing of restricted stock awards granted to our named executive officers.

Depreciation Expense

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Depreciation expense:
North America	$6,962	$6,846	116	1.7
Europe	1,115	1,044	71	6.8
Asia Pacific	620	569	51	9.0
Consolidated	$8,697	$8,459	238	2.8

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Depreciation expense:
North America	$20,836	$20,261	575	2.8
Europe	3,664	2,982	682	22.9
Asia Pacific	1,748	1,786	(38)	(2.1)
Consolidated	$26,248	$25,029	1,219	4.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Depreciation expense:
North America	8.0	8.0	7.8	7.8
Europe	3.1	3.8	3.3	3.6
Asia Pacific	3.7	3.3	3.5	3.6
Consolidated	6.2	6.5	6.1	6.4
Consolidated depreciation expense increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 as a result of additions to assets that are part of our global network.
Amortization Expense

	Three Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Amortization expense:
North America	$1,323	$784	539	68.8
Europe	1,177	45	1,132	2,515.6
Asia Pacific	82	26	56	2.2
Consolidated	$2,582	$855	1,727	202.0

	Nine Months Ended September 30,		Change
	2014	2013	$	%
	(in thousands)
Amortization expense:
North America	$3,754	$1,638	2,116	129.2
Europe	3,550	45	3,505	7,788.9
Asia Pacific	245	26	219	842.3
Consolidated	$7,549	$1,709	5,840	341.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	% of Revenues		% of Revenues
Amortization expense:
North America	1.5	0.9	1.4	0.6
Europe	3.3	0.2	3.2	0.1
Asia Pacific	0.5	0.2	0.5	0.1
Consolidated	1.8	0.7	1.8	0.4
Consolidated amortization expense increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 as a result of amortization recognized on intangible assets related to our recent acquisitions. Refer to Notes 5 and 10 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.
Restructuring Costs
Consolidated restructuring costs for the nine months ended September 30, 2014 were $0.1 million, representing less than 0.1% of net revenues for that period. Consolidated restructuring costs were $0.4 million for the nine months ended September 30, 2013, representing less than 0.2% of net revenues for that period.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.3 million at September 30, 2014, which we anticipate will be paid within one year.
Asset Impairments
The asset impairment of $4.9 million reflected on the condensed consolidated statement of operations for the three and nine months ended September 30, 2014 is related to the disposal of previously capitalized assets that were made redundant by our TalkPoint acquisition.
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

The following table summarizes acquisition-related costs, the majority of which were incurred in North America, during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Professional fees	$1,136	$1,287	$2,849	$1,287
Release of indemnification asset	1,472	1,129	1,472	1,129
Integration-related costs	868	389	2,846	628
Earn-out adjustment	(1,329)	—	(1,329)	—
Total acquisition-related costs	$2,147	$2,805	$5,838	$3,044
For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $2.1 million and $1.6 million in the three months ended September 30, 2014 and 2013, respectively, and was $6.6 million and $4.9 million in the nine months ended September 30, 2014 and 2013, respectively. The increase related to a higher balance outstanding on our credit facility as of the current period as a result of our recent acquisitions. The weighted-average outstanding balance on our credit facility was $284.7 million and $202.2 million for the three months ended September 30, 2014 and 2013, respectively, and $281.1 million and $191.2 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.44% and 2.22% at September 30, 2014 and 2013, respectively.
Income Tax Expense
Income tax (benefit) expense for the three and nine months ended September 30, 2014 was $(0.4) million and $5.2 million, respectively, compared to $2.1 million and $6.8 million, respectively, for the three and nine months ended September 30, 2013. The decrease in income tax expense during the three and nine months ended September 30, 2014 compared to the same periods in the prior year is primarily related to the release of FIN48 reserve due to statute expiration for indemnified pre-acquisition liabilities during the three months ended September 30, 2014.
As of September 30, 2014 and December 31, 2013, we had $8.0 million and $9.4 million, respectively, of unrecognized tax benefits. Upon resolution, $6.5 million and $7.7 million of unrecognized tax benefits would affect our annual effective tax rate as of September 30, 2014 and December 31, 2013, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at September 30, 2014 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2014, our valuation allowance increased by $0.2 million primarily as a result of current year tax losses in certain foreign jurisdictions that, in the opinion of management, are more likely than not to go unutilized.
Discontinued Operations
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating loss	$(93)	$(224)	$(259)	$(481)
Interest expense	(62)	(58)	(182)	(173)
Loss from disposal	—	(6)	—	(6)
Income tax benefit	55	106	158	242
Loss from discontinued operations, net of taxes	$(100)	$(182)	$(283)	$(418)

The results of discontinued operations for the three and nine months ended September 30, 2014 and 2013 reflect ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with our PGiSend sale.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows decreased to $53.9 million for the nine months ended September 30, 2014 as compared to $56.5 million for the nine months ended September 30, 2013. This decrease is attributable to $6.1 million of incremental cash paid for restructuring and acquisition-related costs in 2014, as well as a $5.0 million reduction in cash generated from working capital in 2014, primarily due to the timing of collections of accounts receivable. This decrease was partially offset by an increase of $8.5 million in income before the effect of non-cash expenses for the nine months ended September 30, 2014 as compared to the same period in 2013.
Cash used in investing activities
Consolidated investing activities used cash of $80.0 million and $76.1 million for the nine months ended September 30, 2014 and 2013, respectively. The principal uses of cash in investing activities for the nine months ended September 30, 2014 were $55.5 million for acquisitions, net of cash acquired, and $26.6 million of capital expenditures partially offset by proceeds received from the settlement of investments as described in Note 2 of our condensed consolidated financial statements. The principal use of cash in investing activities for the nine months ended September 30, 2013 were $50.9 million for acquisitions, net of cash acquired, and $24.8 million for capital expenditures.
Cash provided by financing activities
Consolidated financing activities provided cash of $12.0 million and $36.3 million for the nine months ended September 30, 2014 and 2013, respectively. The primary source of cash provided by financing activities in the nine months ended September 30, 2014 was $37.5 million of net proceeds on borrowing arrangements partially offset by $25.8 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary source of cash provided by financing activities in the nine months ended September 30, 2013 was $39.3 million of net proceeds from borrowing arrangements offset slightly by $2.1 million in treasury stock purchases and $1.3 million in payments of debt issuance costs.
Off-balance sheet arrangements
At September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at September 30, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2014, was 2.44%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2014, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2014, we were in compliance with the covenants under our credit facility.

At September 30, 2014, we had utilized $312.7 million of our credit facility, with $309.1 million in borrowings and $3.6 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2014, we have no outstanding interest rate swaps.
At the scheduled maturity of our credit facility in August 2019, or in the event of an acceleration of the indebtedness under our credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.
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
Liquidity
As of September 30, 2014, we had $29.5 million in cash and equivalents compared to $45.0 million as of December 31, 2013. Cash balances residing outside of the United States were $27.0 million and $36.7 million as of September 30, 2014 and December 31, 2013, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At September 30, 2014, we had $187.3 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

Subsequent Events

On October 16, 2014, we completed the acquisition of Central Desktop by acquiring all of Central Desktop's outstanding stock via merger. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand.

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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2014, we had no outstanding interest rate swaps.
At September 30, 2014, we had borrowings of approximately $309.1 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $3.1 million based on our September 30, 2014 debt level.
We generated approximately 40% of our consolidated net revenues and 35% of our operating expenses in countries outside of the United States in the nine months ended September 30, 2014. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2014, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenues, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenues, operating expenses and outstanding debt for the nine months ended September 30, 2014 by approximately $17.2 million, $14.2 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Japan, Norway, Singapore and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at September 30, 2014.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2014	102,651	$13.22	102,651	3,966,390
August 1 - 31, 2014	313,103	$13.06	313,103	3,653,287
September 1 - 30, 2014	99,800	$12.66	77,185	3,576,102
Total	515,554	$13.02	492,939	3,576,102

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase programs described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 22,615 shares for the month of September 2014, which do not count against shares authorized under our stock repurchase programs.

(2)
In December 2012, our board approved a new stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of September 30, 2014, we have purchased approximately 1.4 million shares pursuant to this new stock repurchase program. This repurchase program has no expiration date.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 10, 2014
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

10.1
Amendment No. 4 dated as of August 27, 2014 by and among American Teleconferencing Services, Ltd., (the "Borrower"), Premiere Global Services, Inc. (the "Parent") and certain Subsidiaries and Affiliates of the Borrower (the "Guarantors"), the Lenders from time to time party thereto, and Bank of America, N.A. (the "Administrative Agent"), which amends that certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Parent, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 27, 2014).

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