Form 10-K
period 2014-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2015-03-16
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
[  ] Yes   [✓] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ ✓ ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [✓]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [✓]
The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 as reported by the New York Stock Exchange was $577,325,129.
As of March 11, 2015, 46,911,572 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2015 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our software-as-a-service, or SaaS solutions, including our iMeet® and GlobalMeet® solutions;

•	Our ability to attract, retain and expand the products and services we provide to existing customers;

•	Our ability to establish and maintain strategic reseller and distribution relationships;

•	Risks associated with global economic or market conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime, including undetected errors or defects in our software;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customers' confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from the sale of our PGiSend business;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Item 1A. “Risk Factors” in this annual report; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission, or SEC.

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

i

ii

PART I

Item 1.    Business

Overview

Premiere Global Services, Inc., or PGi, is the world’s largest pure-play provider of collaboration software and services. PGi's unified collaboration platform empowers business users and teams to connect, share ideas and manage projects with the simplicity and everywhere-access of the latest cloud technologies. We have a global presence in 25 countries, and our award-winning solutions provide a collaborative advantage to nearly 50,000 enterprise customers, including 75% of the Fortune 100™. In the last five years, PGi has helped over 1.2 billion people worldwide connect, collaborate and get work done - in teams, large groups and one-on-one.

In 2011, we began transitioning our business toward a SaaS model. We built an internal software design and development team and launched our next-generation collaboration software applications, with a goal of extending our market lead in traditional phone-based conferencing while also positioning PGi to enter into adjacent, higher growth markets. Our strategy is to transition our existing audio-only conferencing customers to our collaboration software applications, which provide a richer, more productive user experience; win new customer opportunities globally; and continue to expand our portfolio of next-generation collaboration products.

We currently offer the following collaboration solutions:

•	iMeet® is our “3-in-1” web, video and audio conferencing solution;

•	iMeetLive® is our webcasting and event streaming platform;

•	iMeet® Projects (offered through our Central Desktop, Inc., or Central Desktop, acquisition) is our team workspace and project management platform;

•	iMeet® AgendayTM is our smart calendar application;

•	GlobalMeet® is our integrated web and audio conferencing solution;

•	GlobalMeet® Audio is our hybrid audio conferencing solution;

•	GlobalMeet® Audio On-net is our on-network, or on-net, Internet protocol, or IP,-based audio conferencing solution;

•	Unified Communications Services and Software (offered through our recent Modality Systems Limited, or Modality, acquisition) help enterprises maximize returns on their Microsoft Lync investment;

•	PGi Event Services enable customers to host white-glove meetings for up to 15,000 people; and

•
PGi Video Managed Services provide full lifestyle management services for customer video infrastructure, endpoints and applications, including both traditional room-based and newer cloud-based video solutions.

We deliver our collaboration solutions as a service through all major Internet browsers and via our suite of desktop and mobile applications for PC, Mac, iOS, Android and BlackBerry devices.

Core to our offerings is the PGi Cloud, a purpose-built system of application programming interfaces, or APIs, connecting all of our collaboration products and services that enables interoperability, scalability and global accessibility. These APIs power our suite of collaboration solutions and facilitate our integrations with third-party products and technologies. Our cloud delivery model enables customers worldwide to deploy our services without the hardware investment, additional headcount and ongoing operating costs required to support internal solutions, the expense of platform upgrades and the business risk of technology obsolescence.

We market our solutions globally through a multi-channel sales approach that includes direct sales, channel resellers and strategic technology partners. PGi solutions are also available for purchase online at pgi.com.

PGi is a global company, and we manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific.

We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2014, we had approximately 2,250 employees conducting business globally. See Note 17 to our consolidated financial statements for the year ended December 31, 2014, included in this annual report, for information concerning operations in our segments.

Industry Background

The way in which people collaborate is changing, supported by evolutions in collaboration technologies and delivery methods, changing user work styles and expectations, and a growing enterprise focus on driving employee productivity as a means to accelerate and improve business results. The market is moving toward a convergence of previously discrete collaboration services, leveraging cloud-based delivery methods to combine real-time group communications, streaming video, asynchronous team collaboration, instant messaging and mobile applications into a single, unified collaboration experience. The complexity of making these disparate technologies work seamlessly together in a wide variety of network environments and across multiple devices and platforms has created an increasing need for companies to partner with a collaboration specialist like PGi.

Our strategy is to lead the industry in this transition by leveraging our competitive strengths and continuing to expand our portfolio of collaboration solutions to incorporate new technologies and to embrace users’ changing preferences for how they want to collaborate and connect. Our product development and corporate development efforts support our strategy by enabling us to expand beyond our foundation in real-time virtual meetings into adjacent collaboration markets, such as our recent moves into webcasting, team workspaces, mobile productivity apps and unified communications services and software, which address the changing dynamics in today’s workplace and the evolving needs of our customers.

The web conferencing, video conferencing and audio conferencing markets are projected to total approximately $13.6 billion in aggregate in 2018 (Source: Wainhouse Research). By broadening our collaboration portfolio to include webcasting, team workspaces, mobile productivity apps and unified communications services and software, we have significantly expanded PGi’s total addressable market opportunity, which is projected to total approximately $28.0 billion in aggregate in 2018 (Source: Wainhouse Research and IDC).

Collaboration Solutions

PGi is dedicated to bringing the best collaboration experience to business professionals around the world through our product innovation, our global network and our extraordinary customer care.

Our collaboration solutions enable small and large groups of people, regardless of their physical locations or technical knowledge, to bridge the divide between real-time and near-time collaboration through one unified product portfolio for online meetings, also known as web conferencing, video conferencing, audio conferencing, webcasting, team workspaces and project-based collaboration, messaging and mobile calendaring. PGi’s collaboration solutions leverage the PGi Cloud, ensuring best-in-class quality, reliability and security.

While we offer solutions that can be used throughout a typical enterprise, we are increasingly focused on developing collaboration-based applications that address the specific needs of individual line-of-business managers, such as sales, marketing or information technology, which we believe will increase the relevance and value of our services to these buyers.

Our web conferencing, video conferencing, audio conferencing and webcasting solutions are used for all forms of virtual meetings, from large events, such as investor relations presentations and webinars, to smaller meetings, such as sales planning and ad hoc meetings. Our team workspace solutions are used for all forms of project-based collaboration, including marketing campaign management and product development. Our smart calendaring application is used for managing day-to-day calendars, networking and joining conferences while on-the-go.

Our strategy is to continue broadening the types of business collaboration our solutions facilitate in order to gain additional share in the markets in which we currently compete and to expand our total addressable market opportunities.

iMeet®

Our iMeet web, video and audio conferencing solution lets people easily connect and collaborate online from a computer, tablet or smartphone. iMeet features an innovative design and allows users to meet with up to 125 people worldwide, including 15 high-definition video feeds. iMeet also integrates with leading video room systems and endpoints. iMeet features include meeting recording, screen sharing, file storage, chat, social media integration and more. iMeet is cloud-based, so guests are not required to download software to access the meeting.

iMeetLive®

Our iMeetLive webcasting solution provides simple, affordable and scalable webcasts for up to 10,000 attendees, available as either a “Do It Yourself” solution or as a managed, end-to-end event service. iMeetLive is a cloud-based application, making it easy for first-time users and experienced webcasters alike to design, create and host their own professional-quality webcasts. iMeetLive is delivered through all major Internet browsers, and no software downloads are required for webcast attendees. iMeetLive has a robust feature set that includes on-demand recording and replay, social media integration, audience interaction, event reporting and more. Our iMeetLive webcasting technology and services leverage the experience and expertise of TalkPoint Holdings, L.L.C., or TalkPoint, which we acquired in September 2014.

iMeet® Projects

iMeet Projects is our team workspace and project management platform for businesses. The iMeet Projects platform connects people and information in the cloud, enabling teams to collaborate around files, combine knowledge, inspire ideas and manage projects. iMeet Projects integrates directly with both iMeet and GlobalMeet, empowering users with a single unified platform for online meetings and project-based collaboration and bridging the divide between real-time and near-time team collaboration. Our iMeet Projects team workspace technology and services leverage the experience and expertise of Central Desktop, which we acquired in October 2014.

iMeet® AgendayTM

iMeet Agenday is our smart calendar application designed to help busy workers manage their day. From the app, mobile users can sync all their calendars into one easy-to-use location, join online meetings and conference calls with a single click, log calls and add contacts to Salesforce.com, schedule and join ad hoc meetings and more. iMeet Agenday automatically connects to the lowest cost dialing options, such as local access numbers or voice-over-Internet-protocol, or VoIP, calls over wireless networks, resulting in cost savings for enterprises. iMeet Agenday is available in the Google Play Store, Apple App Store and Amazon Appstore.

GlobalMeet®

Our GlobalMeet solution was designed to be the easiest-to-use web conferencing product on the market. GlobalMeet delivers a high-quality, integrated web conferencing and audio conferencing experience, allowing users to easily share presentations and collaborate with large and small groups. GlobalMeet eliminates the need for dial-in numbers and lengthy passcodes by providing multiple entry points for the user, including dial out, dial in and VoIP calling. GlobalMeet lets up to 125 users work in the office or on-the-go with industry-leading desktop and mobile apps, and it requires no software downloads for meeting guests.

GlobalMeet® Audio

Our GlobalMeet Audio conferencing solution combines the highest quality audio with an easy-to-use visual interface that works across computer, tablet and smartphone. GlobalMeet Audio does not require dial-in numbers or passcodes; it takes just one click from virtually any device to enter the meeting. GlobalMeet Audio integrates with popular collaboration tools, including Microsoft Lync Online and Cisco WebEx, providing the best possible audio quality for every meeting. GlobalMeet Audio is built on PGi’s expansive IP audio network, with more than 140 local access points and connections to more than 30 telecom carriers across the globe.

GlobalMeet® Audio On-net

Our GlobalMeet Audio On-net solution delivers IP-based conferencing services across an enterprise customer’s existing network infrastructure, thereby eliminating third party variable network costs.

Unified Communications Services and Software

In February 2015, we acquired Modality, the world’s largest dedicated Microsoft Lync services and software firm. Modality is a specialist provider of unified communications services and associated products, offering a range of services to help justify, plan, design, implement and support unified communications deployments and ensure successful end-user adoption. Modality offers a suite of proprietary software applications and add-ons designed to extend the value of an enterprise’s Lync environment and increase the productivity of end-users.

PGi Event Services

PGi Event Services enable customers to manage investor relations calls, webinars, human resources announcements, town halls and other large-scale virtual meetings. Our events can accommodate up to 15,000 participants from anywhere in the world. Meetings can be audio-only or audio plus web streaming. Features include real-time Q&A and polling sessions, which make PGi events an engaging experience for the audience. PGi’s event managers work closely with customers to ensure a successful event.

Video Managed Services

PGi Video Managed Services provide full lifecycle management services for customer video infrastructure, endpoints and applications.  Our video design services help customers select the right video systems that leverage their existing infrastructure and information technology investments and that integrate with their unified communications applications.  We currently support a wide array of traditional room-based and newer cloud-based video solutions from market-leading video technology providers, including Acano, Cisco, Lifesize, Microsoft, Polycom and SMART.  Our dedicated implementation services team manages the installation and integration of video infrastructure and endpoints at customer facilities.  Our video management services provide meeting scheduling access, executive concierge services and proactive monitoring of video call quality worldwide through an experienced, global video network operations center.

GlobalMeet Webinar

In 2015, we anticipate launching GlobalMeet Webinar, which will leverage our GlobalMeet solution and extend its attendee capacity and capabilities to accommodate up to 325 participants. GlobalMeet Webinar is cloud-based and requires no software download for webinar attendees. With one-click access to GlobalMeet Webinar, no dial-in numbers or passcodes are necessary. GlobalMeet Webinar provides users with the tools to easily schedule and manage events from beginning to end, including invitation and follow-up emails, robust event registration and easy-to-read reports on webinar results.

Customers

Our customer base is diverse across industry vertical, region and size of company. Our customers include leading software and technology companies, commercial and investment banks, retailers, travel and hospitality firms and healthcare companies, among others. Our customers use our solutions to reduce costs, increase efficiency, enhance productivity, promote corporate sustainability initiatives and accelerate business objectives. They increasingly use our solutions to advance their business goals, including improving sales effectiveness, accelerating recruiting, training new associates, managing marketing programs, developing new products and the like.

Our business is affected by seasonal fluctuations in business activity, which we believe are common within our industry. For example, we typically experience lower levels of sales and usage during periods that have reduced numbers of working days. Our operating results have historically decreased during the summer months, particularly in our Europe operations, as well as during the seasonal holidays in late-November to early January. We expect that our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers. As we transition more of our customer relationships to a subscription- or licensed-based pricing model, we expect that the seasonal fluctuations in our business will likely diminish.

Sales and Marketing

We have a multi-channel sales approach that includes global, enterprise, small and medium business, indirect and strategic partners, and online sales:

•	We sell directly to customers through our more than 720 sales and marketing professionals worldwide;

•	We sell indirectly through distribution partners, including agents and resellers;

•	We sell indirectly through large network, carrier and cable providers;

•	We sell indirectly through strategic technology partners that integrate and resell our services with their own;

•	We sell online in an e-commerce model at our website, pgi.com; and

•	We employ digital, email and content marketing campaigns to generate increased leads and activity for our sales channels.

As a service organization, our customer care teams play a significant role in managing customer relationships and selling additional value-added services to existing accounts.

Competition

Helping companies drive business results and succeed though better collaboration is the core of our focus and expertise at PGi. With over two decades of experience in collaboration technologies, we have generated meaningful revenue growth, garnered a world-class customer base of leading companies in nearly every industry and region of the world, increased our market share and helped lead and expand the industry through our product innovation. We believe these strengths and our long-standing history of delivering results and solid returns on investment to our customers provide us with a significant competitive advantage in the market.

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

We believe our competitive advantages in the market include:

•	Our breadth of collaboration solutions;

•	Our proven track record of performance;

•	Our history of innovation;

•	The quality, security, reliability, scalability and interoperability of our service offerings;

•	The ease of use and user experience of our collaboration solutions;

•	Our multi-channel sales organization;

•	Our global support and customer care organizations; and

•	Our global network infrastructure.

We compete with independent conferencing and unified communications services providers, such as the Unified Communications division of West Corporation, MeetingZone Ltd. and ReadyTalk. Additionally, we compete with major telecommunications service providers around the world, including AT&T Inc., BT Group plc, Orange S.A., Level 3 Communications, Inc., NTT Communications Corporation, or NTT, which acquired a majority ownership interest in Arkadin, Inc., TELUS Corporation and Verizon Communications Inc. We compete with unified communications services providers and systems integrators like Avanade Inc., Enabling Technologies Corp. and Unify Square, Inc.

We also compete with services offered by business suite software providers, unified communications providers, application service providers, web conferencing providers, webcasting providers, team workspace and desktop video conferencing providers. These competitors include Adobe Connect, Acano, Atlassian, Basecamp, Blue Jeans Network, Cisco WebEx, Citrix GoToMeeting, GoToWebinar and GoToTraining, FuzeBox, Huddle, IBM Lotus Sametime, join.me by LogMeIn, Microsoft Lync, Microsoft SharePoint, Microsoft Skype for Business, NASDAQ OMX, ON24, Onstream Media, Quip, Slack and Vidyo. These providers may attempt to leverage their market positions through additional technical integration or bundled offerings or through acquisitions to further expand their presence in the collaboration market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive collaboration services and could choose to increase their emphasis on offerings competitive to ours, cease to offer some or all of their services, our services or both.

We also face competition from companies that offer free conferencing services, smaller niche providers of web, video and audio conferencing services, premise-based solution providers and internally developed solutions for companies that choose to insource these needs.

Furthermore, we compete with services offered by consumer-oriented technology providers, such as Google+ Hangouts and ooVoo, as well as various social networks, including Facebook, which has begun to offer limited real-time collaboration capabilities. We also compete with customer relationship management, or CRM, and social business platform providers, such as Salesforce.com, Inc. and Jive Software, Inc., which have integrated limited real-time collaboration services into their offerings.

Research and Development

Designing, developing, testing, deploying and supporting innovative collaboration software applications allows us to better meet our customers’ needs and to differentiate and position ourselves in current and new market segments. For example, during 2014, we continued to enhance our iMeet and GlobalMeet solutions. We released upgrades to these solutions, including our iMeet Agenday smart calendar application, other advanced mobile applications on additional platforms, desktop applications and enhanced content and live video capabilities. We also continue to expand and migrate traffic to our global platform of media servers, which enables us to smart route traffic around the world using local access points.

We devote significant resources to the innovation and development of new services, enhancements to existing services and to our websites. We employ approximately 175 research and development professionals. Our research and development expenses from continuing operations for 2014, 2013 and 2012 were $20.4 million, $16.6 million and $14.3 million, respectively.

Suppliers

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements that total $6.2 million, $2.7 million and $0.7 million in 2015, 2016 and 2017, respectively.

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

Telecommunications

We do not view our conferencing services as traditional common carrier services and instead have chosen to offer such services on a private carriage basis. To the extent that our conferencing services are provided on a private carriage basis, such services are subject to fewer obligations than apply to common carrier providers of traditional telecommunications services pursuant to the Communications Act of 1934, as amended, or the Communications Act. Consequently, we have not submitted to all Federal Communications Commission, or FCC, or state public service or utility commission regulations applicable to providers of traditional common carrier telecommunications services in the United States. However, we are subject to certain regulations imposed by the FCC, and we may be affected by additional regulatory decisions, trends or policies issued or implemented by regulatory authorities. For example, in June 2008, the FCC issued an order ruling that audio conferencing providers must contribute directly to the federal Universal Service Fund, or USF, on a prospective basis, based on revenue from certain teleconferencing services. In accordance with FCC rules, since August 2008, we have filed quarterly and annual reports of revenue of certain of our conferencing subsidiaries with the Universal Service Administration Company, or USAC, and we make contributions to USF based on our good faith interpretation of the revenue reporting requirements and classification of our services and recover a portion of those contributions from our applicable conferencing customers. Although the FCC has not issued further guidance about how audio conferencing providers should distinguish telecommunications revenue associated with teleconferencing services from other revenue on the reports filed with USAC, in 2012, the FCC sought comment on broad-based USF contribution reform, with specific reference to conferencing providers and other IP-based services. Although no guidance has been adopted, telecommunications regulatory authorities may adopt a methodology that increases our total contribution obligation or may conclude that our services are subject to the regulations and requirements applicable to common carrier providers of traditional telecommunications services. If an authority were to make such a determination, our costs could increase and the profitability of our business could be adversely affected.

Since October 2013, providers of advanced communications services - including “interoperable video conferencing” - have been required to make their products and services accessible to persons with disabilities unless it is not “achievable” to do so. The Twenty-First Century Communications and Video Accessibility Act and its rules also impose specific record keeping and annual reporting obligations pursuant to the FCC’s implementation rules. We are continually evaluating the extent to which our services are subject to the new accessibility requirements. The technical and administrative costs associated with modifying our existing services and establishing internal policies and procedures to comply with these requirements could adversely affect the delivery of our services, the development and launch of new offerings and the overall profitability of our business.

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

Data Privacy

A number of legislative and regulatory proposals are under consideration and may be adopted or have already been enacted by federal and state lawmakers and regulatory bodies with respect to data protection and privacy. Many states have passed laws requiring notifications to consumers when there is a security breach of personal data, including credit card and other personally identifiable information, and mandating certain data security standards and other requirements. Legislation has also been introduced in the U.S. Congress to address data security and data breaches, and Congress has scheduled numerous hearings on these subjects.

We are also subject to data privacy and protection regulation by various international regulatory authorities. For example, countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states and Switzerland adopted a safe harbor arrangement with the United States Department of Commerce that provides that U.S. organizations can adopt procedures and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection that qualifies the company to receive data from EU member states and Switzerland. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission if they do not comply with the provisions of their certification. Certain of our subsidiaries, including American Teleconferencing Services, Ltd., or ATS, has certified compliance with the EU safe harbor through the U.S. Department of Commerce, and we are subject to an annual reaffirmation. In addition, in January 2012, the European Commission proposed sweeping changes to its data protection rules that, if enacted, would impose more stringent operational requirements on our business and significant penalties for noncompliance. Those proposed changes remain under review, are subject to approval by the European Parliament and the Council of the European Union, and may be revised further. In Canada, the Personal Information and Electronic Documents Act, or PIEDA, similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada.

In addition, we provide services to healthcare industry customers that may be subject to the privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The HIPAA privacy and security rules may apply to our services to the extent we are considered a "business associate" of one of our healthcare customers. These rules require a business associate to establish safeguards for individually identifiable health information and may subject a business associate to notification requirements and civil or criminal penalties in the event of a violation. They may also require us to notify individuals in the event of a security breach of any protected health information.

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

In particular, through our acquisition of Via-Vox Limited, operating under the name Powwownow, a portion of our operations in the European Union is subject to certain EU laws and regulations forming the EU Regulatory Framework applying to all electronic communications networks and services including telecommunications. Each EU member state must adopt national legislation implementing the EU Regulatory Framework. For example, the United Kingdom and Germany have implemented this EU Regulatory Framework through the adoption of the U.K. Communications Act 2003, or the Communications Act, and the German Telecommunications Act, or TKG, respectively. The U.K. Office of Communications, or Ofcom, and the German Federal Network Agency, or BNetzA, are the key regulatory authorities for the application and enforcement of the Communications Act and the TKG, respectively. In order to operate as a public electronic communications provider in the United Kingdom and Germany, we must comply with certain conditions of entitlement imposed by Ofcom and BNetzA, respectively, such as interconnection standards, numbering and number portability, consumer protection, sales and marketing standards and security conditions. Ofcom and BNetzA may also impose additional specific conditions if we are found to have significant market power in either of these countries. Any breach of these general or additional specific conditions could lead to the imposition of penalties and, ultimately, to the suspension or revocation of a company’s right to provide public electronic communications networks and services in such EU member state. In addition, Ofcom has adopted a new regulatory regime applying to calling services to non-geographic numbers, including the 080 and 084 number ranges, so that consumers will know exactly how much is paid to their phone provider and how much is passed on to other companies. The deadline to implement these changes is June 26, 2015.

Proprietary Rights and Technology

Our ability to compete is dependent in part upon our proprietary rights and technology. We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brands and maintain programs to protect and enforce our rights. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions, however, provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically seek protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement.

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

Employees

As of December 31, 2014, we employed approximately 2,250 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. However, in certain international jurisdictions where we operate, a local works council represents our employees. We consider our employee relations to be good.

Item 1A.    Risk Factors

Risks Relating to Our Business and Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors.

The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “Item 1. Business - Competition.” Competition in the market for collaboration software and services continues to increase as new providers enter the marketplace and offer a broader range of collaboration solutions through new technologies. Many of our current and potential competitors, such as major telecommunications, business suite software, unified communications, application service and web conferencing providers, webcasting team workspace and desktop video conferencing providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings, and new competitors are likely to continue to emerge. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through mergers, acquisitions or strategic divestitures, strategic alliances and the development of integrated service offerings, such as NTT’s acquisition of a majority interest in Arkadin and West Corporation's recent divestiture of its agent services business. Also, the composition of competitors may change as we increase our activity in newer product categories such as data center and collaboration and in key growth areas. We compete with companies with whom we also have reseller and distribution arrangements, as well as with internally developed solutions for companies who choose to insource these needs. As we expand our current market opportunity, we also face pressures from free conferencing providers, and smaller and niche conferencing providers, as well as consumer-oriented technology providers that are attempting to enter the enterprise collaboration market and CRM and social business platform providers, which are integrating real-time collaboration services into their offerings. In a number of international markets, we face substantial competition from local service providers, which may have a dominant market share in their territories or are owned by local telecommunication service providers. In addition, the composition of our competitors may change as we continue to expand our suite of collaboration solutions, including through acquisitions. Increased competition could result in pricing pressure on our services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenue.

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

If we do not meet these challenges, we may lose market share and our ability to maintain and grow our revenue. In addition, we have experienced and may continue to experience difficulty integrating new technologies into our existing services and systems. The number of people using devices other than landline telephones and personal computers to access collaboration services has increased dramatically in the past few years. As new devices and platforms are continually being released, it is difficult to predict problems we may encounter in developing versions of our solutions for these alternative devices. For example, our multi-platform presence currently includes access via market-leading web browsers, as well as apps for desktops, tablets and smartphones. If we cannot successfully integrate new technologies, or fail to capture a significant share of this increasingly important portion of the market, we may not generate sufficient revenue and operational synergies may not develop.

Our future success depends on market acceptance of our SaaS solutions.

Market acceptance of our SaaS solutions often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we believe that the success of our SaaS solutions will depend on customer perceptions as to the technological and operational benefits or improved user experience associated with these services as compared to alternative services. A failure of our products to achieve broad market acceptance or a decline in the demand for our services could hinder our ability to maintain and increase our revenue. We believe that broad market acceptance of our collaboration solutions will depend on several factors, including:

•	ease of use;

•	price;

•	reliability;

•	accessibility to our services;

•	quality of service;

•	system security and trustworthiness;

•	product functionality; and

•	the effectiveness of our strategic marketing and sales efforts and distribution channels.

If we do not meet these challenges, our SaaS solutions may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services. In addition, our services and enhancements may not be as successful as our competitors’ solutions. Furthermore, if we are unable to develop new services and enhancements or if we experience delays or problems with their introduction, we may not be able to gain market share and increase our revenue.

We believe that continuing to strengthen our current services and brand and effectively launching new services and enhancements to our existing services will require continued focus on active marketing efforts. In addition, we continue to add to our suite of collaboration solutions through acquisitions. In order for our collaboration software applications to succeed in the future, we believe we will need to market and sell to our existing customer base and focus on new market opportunities and shifting to entirely new user communities. For this shift outside the traditionally-defined collaboration market to occur, our solutions must better meet a need than services currently offered in the market. The demand for and cost of advertising have been increasing and may continue to increase. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Promotional efforts may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be harmed.

Our future success depends on our ability to attract, retain and expand the products and services we provide to existing customers.

We must retain and continue to expand our ability to reach and sell additional products and services to our customers by transitioning our customers from our more traditional audio-only conferencing services accessed via a telephone to our next-generation collaboration software applications accessed via devices, such as computers, tablets or smartphones. In addition, large global enterprise customers may request special customization, integration features or pricing, such as bundled pricing or volume discounts, which could negatively impact our revenue and margins and generally have longer sales cycles, making it difficult to predict when these sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period.

We are subject to pricing pressures for our services which could cause a loss in market share and decreased revenue and profitability.

We compete for customers based on several factors, including price. If we cannot compete on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenue could decrease. For example, we have experienced declines in the average selling price per minute of our audio conferencing services and expect this trend to continue into the foreseeable future. We also offer free trials of our SaaS solutions and introduced GlobalMeet at what we believe to be competitive pricing. In some cases, our competitors may offer their services for free, at reduced rates or on a trial basis in order to win customers. In addition, we compete with telecommunications service providers that generally have lower voice and data costs as a result of their ownership of an underlying telecommunications network and may offer services similar to ours at reduced rates. We believe price competition could become a more significant competitive factor in the future due to competitive factors and the rapidly changing marketplace for our services. We have reduced our pricing to retain existing customers in certain circumstances and expect we may be required to further reduce our pricing in the future. If we are unable to offset any pricing declines through increased volumes or decreases in our costs, our results of operations could be adversely affected.

Our customer contracts typically do not contain revenue commitments and are not exclusive.

Most of our customer contracts for audio conferencing do not contain revenue commitments, and we do not typically have long-term or exclusive contracts with our customers. Historically, our customer contracts for audio conferencing generally enable customers to terminate the contract or reduce volume without penalty and are often subject to renegotiation at any time. In addition, many of our larger enterprise customers allocate their business among multiple service providers with whom we must compete. For example, we previously disclosed that the partial loss of one of our larger enterprise audio conferencing customers negatively impacted our fourth quarter 2013 and 2014 financial results. Any of these developments could result in significant customer and associated revenue loss.

If we fail to establish and maintain strategic reseller and distribution relationships, our revenue may not grow or may decline.

We believe that our ability to increase the sales of our services depends in part upon maintaining and strengthening reseller and distribution relationships with our current strategic partners and any future strategic partners. We depend on strategic relationships with third-party resellers and distributors in order to reach a larger customer base than we can reach through our direct sales and marketing efforts, including in international markets. For example, we have announced strategic alliances with leading international telecommunications services, enterprise application software and technology distribution providers, including Deutsche Telekom, eircom, TeliaSonera, SAP, Ingram Micro Tech Data and Thinking Phone Networks, which will offer some or all of our collaboration solutions to their customers through resell opportunities or their online marketplaces. We can offer no assurances that any such existing or future strategic relationship will perform to our expectations or continue in the future. Because these relationships may involve revenue sharing, if our strategic relationships do not produce the revenue we anticipate, we would have to devote substantially more resources to the distribution, sales and marketing of our products and services, which would increase our costs. In addition, these relationships may not generate enough revenue to offset the resources used to develop the relationships. Some of these third parties offer products from several different companies, including products that compete with our products. In addition, some of these relationships are in the early stage, and we cannot control whether these third parties devote adequate resources to promote and sell our products. These relationships may also impede our ability to enter into other desirable strategic relationships.

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

In addition, many of our resellers and distributors have multiple strategic relationships and may not regard us as significant for their businesses. If we are unable to leverage the strength of our strategic reseller relationships to generate additional revenue, our revenue may not grow or may decline.

Global economic or market conditions could adversely affect our business and financial results.

Our business trends and revenue growth may be affected by negative changes in the global economic or market conditions, higher global unemployment or lower global business activity. Historically, challenging economic conditions and uncertainty about future economic conditions have adversely affected our industry and our customers’ level of spending, ability to make timely payments to us for our services and adoption of new technologies, which has required us to increase our allowance for doubtful accounts, negatively affected our days sales outstanding, led to increased price competition and adversely affected our results of operations.

Price increases from our telecommunications service providers or our inability to efficiently utilize or re-negotiate pricing or minimum purchase requirements in these agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain voice and data services on favorable terms from telecommunications service providers. The total amount of our minimum purchase requirements in 2014 was approximately $10.8 million, and we incurred telecommunications costs in excess of these minimums. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $6.2 million, $2.7 million and $0.7 million for 2015, 2016 and 2017, respectively. In addition, certain circuits and colocation services that we purchase are subject to term requirements, including penalties for early termination. These service providers are not obligated to renew these agreements or offer the same or lower rates in the future, and these agreements may be subject to termination or modification for reasons outside of our control. Other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements or re-negotiate at competitive pricing without such minimums. If we are unable to obtain telecommunications services on favorable terms or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Interruption in third-party services that we use could result in service delays and disruptions, a loss of significant customers and revenue or an increase in costs.

We do not own a telecommunications network and host a significant portion of our operational and network systems through third parties. As a result, we depend on a variety of third-party providers for voice and data services, financial systems and Internet access. Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and web-based services on favorable terms from traditional and VoIP telecommunications service providers, local exchange carriers, financial system providers, computer hosting providers and Internet service providers. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, in Fall 2013, we experienced a service interruption as a result of one of our primary underlying carrier's network outage, which necessitated that we transition our traffic to more expensive back-up networks. In addition, we have experienced service interruptions as a result of our expanded international coverage access points and increased traffic volumes. Any interruptions in the delivery of our services due to third-party outages could undermine confidence in our services and cause us to lose customers or harm our reputation, which would make attracting new customers more difficult. In addition, because many of our services are critical to our customers, any significant interruption in service could result in losses to customers. Although our customer contracts generally limit our liability for service failures and exclude liability for consequential damages, a court might not enforce these provisions, which could expose us to financial loss. Further, we often provide our customers with service level commitments, which if not met, may obligate us to provide service credits or other compensation to our customers or allow customers to terminate or renegotiate their contracts, which could negatively affect our results.

Downtime in our network infrastructure could result in the loss of significant customers and revenue.

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

Disruption to our customers’ businesses may affect our revenue. The number of business days within a financial reporting period affects our business and results of operations. Natural disasters and other catastrophic events could impact the business activity of our customers and lead to lower revenue than we anticipate. If a natural disaster or other major event significantly disrupts our customers’ businesses, even if our infrastructure is unaffected, it could impact our revenue.

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

Actual or perceived security breaches, whether from human error or fraud or malice on the part of employees or third parties or accidental technical failure, could damage our reputation, expose us to a risk of loss or liability and result in a loss of confidence in the security of our services that could potentially have an adverse effect on our business. For example, our customers may be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate passwords, credit card numbers, or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our customers’ computers. We may be required to make additional significant investments in efforts to protect against and remedy these and other types of security breaches. These issues are likely to become more difficult as we expand the number of places where we operate. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance, healthcare and financial services industries. Increased regulation of data privacy protections and information security obligations could impose additional regulatory pressures on our and our customers’ businesses and indirectly, on our operations. Some of our customers have sought, and may continue to seek, to contractually impose certain data privacy and information security obligations on us and some of our customer contracts may not contractually limit our liability for the loss of confidential information. If we are unable to adequately address these concerns, our business and results of operations could suffer. Compliance with new privacy and security laws, requirements and regulations, where required or undertaken by us, may result in cost increases due to various factors, including potential systems changes, the development of additional administrative processes and increased enforcement actions and fines and penalties. While we strive to comply with all applicable data protection laws and regulations as well as our own posted privacy policies, any failure or perceived failure to comply or any misappropriation, loss or other unauthorized disclosure of covered information, such as sensitive or confidential information, may result in proceedings or actions against us by government or other entities, private lawsuits against us such as class actions or the loss of customers, each of which could potentially have an adverse effect on our business, reputation and results of operations.

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

Our use of open source technology could impose limitations on our ability to commercialize our platform.

Some of our SaaS solutions contain software modules licensed to us by third-party authors under open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain provisions that require attribution or that we make available source code for modifications or derivative works we create based upon the type of open source software used. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public at no cost. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in an adverse impact upon our intellectual property rights and ability to commercialize our products.

The terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses form third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

Our SaaS Solutions present execution and competitive risks.

Our SaaS solutions offered in the cloud and accessible via the web without hardware installation or software downloads present new and difficult technology challenges. These offerings depend on integration of third-party hardware, software and cloud hosting vendors working together with our products. We also expect other companies to enter into the emerging cloud computing market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud initiatives. Our SaaS solutions may not attract or generate sufficient usage or revenue to recoup our investments in them. If we are not successful in our transition to a higher weighting of our revenue from these solutions, our results of operations and financial condition may suffer.

In addition, we may be subject to claims by customers if they experience service disruptions, breaches or other quality issues related to our cloud-based solutions.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods, which could have a material adverse effect on our results of operations.

As of December 31, 2014, we had $386.4 million of goodwill not subject to amortization and $102.4 million of other intangible assets, net of amortization, of which $100.9 million is subject to continuing amortization reflected in our consolidated financial statements. Goodwill is not subject to amortization but is subject to an annual impairment review. We are required to exercise significant judgment in identifying and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions. Any change in our key assumptions could result in an impairment charge that could materially adversely affect our results of operations and financial condition.

We may have exposure to greater than anticipated tax liabilities.

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states and local jurisdictions where we have not collected and remitted such taxes from our customers. During the years ended December 31, 2014 and 2013 respectively, $0.1 million and $0.9 million of payments of tax and interest related to the settlement of these state excise and sales tax contingencies were made. We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2014 and 2013, we had reserved $9.9 million and $8.3 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. For example, as discussed in Note 14 to our consolidated financial statements, we received notices of deficiencies from the New York State Department of Taxation and Finance in March 2013 relating to telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for which we have agreed to indemnify EasyLink Services International Corporation, or EasyLink (subsequently acquired by Open Text Corporation, or OpenText), in connection with our PGiSend sale.

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

To allow us to operate more efficiently and control costs, we have incurred restructuring charges related to the consolidation and streamlining of various functions of our workforce. We incurred severance costs, lease termination costs and exit costs of approximately $0.7 million in 2014 as part of our restructuring efforts, and we anticipate incurring additional restructuring costs during the first quarter of 2015 as we continue to work to optimize and align our organizational and cost structures globally. We may not realize the expected benefits of these initiatives and may incur additional restructuring costs in the future. In addition, we could experience delays, business disruptions, unanticipated employee turnover and increased litigation-related costs in connection with our restructuring efforts. The complex nature of these restructuring initiatives could cause difficulties or delays in the implementation of any such initiative or the impact of the restructuring initiatives may not be immediately apparent. We can offer no assurance that our estimates of the savings achievable by these initiatives will be realized, which could have an adverse impact on our financial condition or results of operations.

The performance of our business depends on attracting, retaining and integrating qualified key personnel.

Our performance depends on our ability to attract, retain and integrate qualified key personnel, including highly skilled executive, sales, marketing personnel, customer support, product development and other technical personnel. In the software and services industry in particular, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software applications and web-based services. The employment of our key personnel in the United States is at will and not subject to employment agreements. Failure to attract, retain and integrate qualified key employees or delay in hiring could have a material adverse effect on the performance of our business, our ability to successfully sell existing services, develop new services and our results of operations.

Risks Related to Ownership of Our Common Stock and Level of Indebtedness

Our level of indebtedness may harm our financial condition and results of operations.

As of December 31, 2014, we had utilized approximately $334.2 million of indebtedness, including approximately $330.9 million in borrowings and $3.3 million in letters of credit outstanding under our $575.0 million credit facility, which consists of a $350.0 million revolver, a $150.0 million Term A loan and a $75.0 million accordion feature. Although we do not have any outstanding interest rates swaps at December 31, 2014, from time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility.

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

At the scheduled maturity of our credit facility in August 2019 or in the event of an acceleration of the indebtedness under the facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

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

Our quarterly revenue is difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven, as the majority of our revenue is currently derived without subscription-based or license fees or minimum commitments. In addition, our introduction of new solutions and changes in our product and customer mix has affected our gross margins. Our expense levels are based, in part, on our expectations as to future revenue. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that our operating results may fail to meet the expectations of public market analysts and investors in a future quarter, which will likely cause the market price of our common stock to decline.

Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•	fluctuations in organic growth, SaaS revenue growth, operating expenses or gross margins;

•	increased competition and pricing pressure;

•	our ability to execute on our operating plans and strategy, including our SaaS business model;

•	variations in our customer mix and mix of products sold;

•	timing of our revenue;

•	market acceptance of new and enhanced versions of our collaboration solutions;

•	the reliability and performance of our services;

•	renewal rates;

•	the timing of new service announcements;

•	our investment in sales, marketing and advertising initiatives to promote the awareness and adoption of our SaaS solutions;

•	changes in regulations and legislation that may affect the competitive environment for our services;

•	our ability to realize benefits from strategic alliances; and

•	general economic conditions, market conditions related to our industry and seasonal factors.

Our stock price has been volatile and we expect that it will continue to be volatile.

Our stock price has been volatile, and we expect that it will continue to be volatile. For example, during the year ended December 31, 2014, the intraday trading price of our common stock ranged from a high of $14.05 to a low of $9.89. The volatility of our stock price can be due to factors such as:

•
fluctuating operating results and forward-looking guidance, related to organic growth, SaaS revenue, earnings per share, cash flows from operating activities, gross margin and other financial metrics, and how those results compare to analyst expectations;

•	our success in transitioning our business model and increasing sales of our SaaS solutions;

•	announcements by us or our competitors of significant technological innovations, customer contracts, mergers or acquisitions, strategic alliances, joint ventures or capital commitments;

•	announcements of customer additions and customer losses;

•	changes in security analysts’ estimates of our future financial performance, investment ratings or target prices;

•	the issuance of shares of common stock, debt or other convertible securities by us, whether in connection with an acquisition or a capital raising transaction;

•	fluctuations in the stock prices of our peer companies or in the stock market in general;

•	fluctuations in foreign currency exchange rates; and

•	the economy as a whole, market conditions in our industry and the industries of our customers.

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

Our growth has been enhanced through our acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions and, if appropriate, engage in acquisition negotiations. For example, since the second half of 2013, we have acquired six companies. We incur significant transaction costs associated with our acquisitions, including fees for attorneys, accountants and other advisors. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets or do so at attractive valuations. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. In connection with the integrations of our acquisitions, we have experienced some delays in obtaining anticipated cost savings and increases in past due receivables due to delays in integrations and technology enhancements required of our infrastructure. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining key acquired management, employees and acquired customers;

•
the impairment or loss of relationships with customers, resellers and strategic partners of the companies we acquired or with our customers, resellers and strategic partners as a result of the integration of acquired operations;

•

•	assumption of known or unknown contingent liabilities;

•
difficulties in the integration of the operations, technology, services and personnel of the acquired assets or company, including the need to implement controls, procedures and policies appropriate for a publicly traded company;

•	entry into markets in which we have little or no direct prior experience;

•	potential adverse financial impact from failure of acquisitions to meet revenue and earnings expectations;

•	adverse financial impact from the incurrence of acquisition-related costs beyond expectations as we execute on our integration plans;

•	in the case of foreign acquisitions, the challenges associated with currency and regulated risks;

•	use of substantial portions of our available cash or the incurrence of debt to consummate an acquisition;

•	potentially dilutive issuances of equity securities;

•	diversion of our management’s attention from other business concerns; and

•	regional economic and political conditions.

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

EasyLink, the entity that purchased our PGiSend business, has made several indemnification claims, including the state telecommunications excise and corporate tax matters discussed in Note 14 to our consolidated financial statements, and may make additional claims. We will incur expenses to resolve such indemnification claims, which could harm our operating results and may divert management attention from our continuing operations. In addition, OpenText acquired EasyLink in July 2012, which may delay our ability to resolve these indemnification claims.

Risks Related to Intellectual Property

If we are unable to protect our proprietary technology and intellectual property rights, we may be unable to compete effectively or operate profitably.

To some degree, our commercial success depends on our ability to obtain, maintain and enforce intellectual property rights. We rely primarily on a combination of patents, trademarks, trade secrets, copyrights and contractual provisions to protect our proprietary technology. Our ability to continue to obtain, maintain and enforce intellectual property rights will depend upon, among other things, complex legal and factual questions, and the standards regarding the procurement and enforcement of intellectual property rights are evolving constantly. In addition, the laws of some foreign countries do not protect our proprietary rights to as great extent as the laws of the United States. We can offer no assurance that the protections that are in place at any given time will successfully preclude others from using similar technologies. We could incur substantial costs in enforcing our intellectual property against infringement. Even if our pending domestic and foreign patent applications should issue, the various patents may not result in a scope of protection against all competitors using similar alternative technologies. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and how much protection will be realized by any particular patent is uncertain.

Challenges against our intellectual property, whether successful or not, could result in substantial costs.

Our intellectual property includes, but is not limited to, patents, trademarks, copyrights and trade secrets in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third-party claims or challenges, alleging that our current or future products or services infringe or misuse the patent, trademark, copyrights, trade secrets or other intellectual property rights of third parties. The suppliers and vendors on which we rely may also be subject to challenges or litigation with respect to technology on which we depend, and we are unable to predict whether our business would be affected by such litigation. In addition, our use of open source software in some of our products may make us vulnerable to claims that our products infringe, misappropriate or misuse third-party intellectual property rights. Our resellers or customers also may allege that we are obligated to indemnify them for similar claims made against them. We evaluate such claims when they arise to determine whether the claims are valid and whether it would be more effective reach an amicable settlement, to obtain a license or to dispute the claims. We have in the past obtained a license from a patent owner claiming infringement or misuse. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of any proceedings or claims, and an adverse outcome could have a material effect on our business, financial condition and results of operations. We ultimately may not prevail on any such claims and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Furthermore, there is an increased risk that confidential information could be compromised during litigation or that public announcements of the results of hearings, motions or interim proceedings would be perceived by analysts or inventors as negatively impacting our business. Any claim, whether with or without merit, could:

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

Further, through our Powwownow acquisition, a portion of our operations in the European Union are regulated and supervised by Ofcom and BNetzA, among other regulators. In particular, Ofcom has recently adopted a new regime applying to non-geographic calling services. It is currently anticipated that, once implemented, such changes will have no material adverse impact on our business in the United Kingdom.

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

Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we have expanded into Brazil, China and India in addition to acquiring companies with international presences. Conducting our business internationally presents numerous inherent difficulties and risks that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

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

A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. We have a global presence in 25 countries and in 2014 approximately 39.8% of our consolidated net revenue and 34.6% of our operating expenses were generated in countries outside the United States. As a result, we may experience material losses in revenue and earnings from fluctuations in foreign currencies. For example, we estimate that changes in foreign currency exchange rates during 2014 negatively impacted our net revenue by approximately $2.5 million as compared to 2013. Weakening of foreign currencies relative to the U.S. Dollar will adversely affect the value of our foreign currency-denominated sales and earnings and could lead us to increase international pricing, which could potentially reduce demand for our products. We anticipate that such fluctuations will continue to impact our financial results. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates. See Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” of this annual report.

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

Item 3.     Legal Proceedings

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination and filed a timely appeal with the Tax Court of New Jersey on November 2, 2010. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our financial condition and results of operations. We agreed to indemnify EasyLink (subsequently acquired by OpenText) for this matter in connection with our PGiSend sale.

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

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value per share, is listed on the New York Stock Exchange, or NYSE, under the symbol “PGI”. The following table sets forth the high and low intraday sales prices of our common stock as reported on the NYSE for the periods indicated.

2014	High	Low
Fourth Quarter	$12.42	$9.89
Third Quarter	$14.05	$11.95
Second Quarter	$13.71	$11.35
First Quarter	$12.36	$10.16
2013	High	Low
Fourth Quarter	$11.75	$8.77
Third Quarter	$12.34	$9.50
Second Quarter	$12.74	$9.56
First Quarter	$11.93	$8.90

The closing price of our common stock as reported on the NYSE on March 11, 2015 was $9.18. As of March 11, 2015, there were 511 record holders of our common stock.

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

Issuer Purchases of Equity Securities

The following table sets forth repurchases in the fourth quarter of 2014 of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2014	—	$—	—	3,576,102
November 1 - 30, 2014	—	$—	—	3,576,102
December 1 - 31, 2014	97,455	$10.62	—	3,576,102
Total	97,455	$10.62	—	3,576,102

(1)
The total number of shares purchased represents shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock in December 2014, which do not count against shares authorized under our stock repurchase program described below. During the fourth quarter of 2014, no shares were purchased pursuant to our stock repurchase program.

(2)
In December 2012, our board approved a stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of December 31, 2014, we have purchased approximately 1.4 million shares pursuant to this stock repurchase program. This stock repurchase program has no expiration date.

Stock Performance Graph

The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500, Composite Stock Price Index and the S&P 500 Software & Services Index for the period beginning December 31, 2009 and ending December 31, 2014. The graph assumes an investment in our common stock, the S&P 500 and the S&P 500 Software & Services Index of $100 on December 31, 2009, and reinvestment of dividends. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Premiere Global Services, Inc.	100.00	82.42	102.67	118.55	140.48	128.73
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Software & Services Index	100.00	109.06	113.87	136.07	179.54	206.92

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.     Selected Financial Data

The following table contains selected consolidated financial data as of and for the years ended December 31, 2010 through December 31, 2014. Our results of operations include net revenue and associated costs for all acquisitions from the effective date of each acquisition and exclude the effect of current and prior period discontinued operations, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Net revenue	$567,071	$526,865	$505,281	$473,834	$441,753
Operating income	29,790	34,737	41,426	35,956	20,981
Income from continuing operations attributable to common and common equivalent shares for:
—basic earnings per share	17,443	18,854	28,055	16,888	8,966
—diluted earnings per share	17,443	18,854	28,055	16,888	8,966
Income from continuing operations per common and common equivalent shares for:
—basic (1)	$0.38	$0.41	$0.59	$0.34	$0.15
—diluted (1)	$0.38	$0.40	$0.58	$0.34	$0.15
(Loss) income from discontinued operations	(379)	(538)	(465)	4,546	(4,135)
Net income attributable to common and common equivalent shares for:
—basic earnings per share	17,064	18,316	27,590	21,434	4,831
—diluted earnings per share	17,064	18,316	27,590	21,434	4,831
Net income per common and common equivalent shares for:
—basic (1)	$0.37	$0.40	$0.58	$0.43	$0.08
—diluted (1)	$0.37	$0.39	$0.57	$0.43	$0.08
Shares used in computing income from continuing operations and earnings per common and common equivalent shares for:
—basic	45,593	46,214	47,596	49,619	58,009
—diluted	46,303	46,727	48,092	49,971	58,355
Balance Sheets Data (at year end):
Cash and equivalents	$40,220	$44,955	$20,976	$32,033	$15,101
Working capital	25,762	48,559	35,594	38,607	22,512
Total assets	756,230	698,108	545,803	542,821	541,657
Total debt	334,796	274,186	182,969	199,808	183,744
Total shareholders' equity	254,990	270,976	250,295	241,828	240,106

(1)
Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period from unvested restricted shares and stock options (using the treasury stock method).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PGi is the world’s largest pure-play provider of collaboration software and services. PGi's unified collaboration platform empowers business users and teams to connect, share ideas and manage projects with the simplicity and everywhere-access of the latest cloud technologies. We have a global presence in 25 countries, and our award-winning solutions provide a collaborative advantage to nearly 50,000 enterprise customers, including 75% of the Fortune 100™. In the last five years, PGi has helped over 1.2 billion people worldwide connect, collaborate and get work done in teams, large groups and one-on-one.

During 2014, we continued our strategy to transition PGi to a SaaS company, focusing our sales and marketing efforts on growing the market awareness and adoption of our next-generation collaboration solutions, iMeet and GlobalMeet. The following discussion and analysis reflects our results from continuing operations.

Key highlights of our financial and strategic accomplishments for 2014 include:

•	Completed our acquisitions of TalkPoint, a leading provider of webcasting software and services, and Central Desktop, a leading cloud-based team workplace platform;

•	Generated approximately 7.6% growth in our net revenue compared to 2013, despite a negative impact of approximately 0.5% from fluctuations in foreign currency exchange rates;

•
Grew revenue from our SaaS products to approximately $53.2 million (or $52.7 million including the approximately $0.5 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions), an increase of approximately 58% as compared to 2013;

•	Increased the capacity, extended the term and improved the pricing and covenants of our credit facility;

•
Repurchased an aggregate of 1,901,498 shares of our common stock for approximately $24.6 million in the open market at an average price of $12.93 per share pursuant to our board-approved stock repurchase program.

Our primary corporate objectives in 2015 are focused on continuing to:

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

In 2014, approximately 39.8% of our net revenue was generated in countries outside the United States. Because we generate a significant portion of our net revenue from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during 2014 negatively impacted our net revenue by approximately $2.5 million as compared to 2013.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. Despite continued price compression, our net revenue increased to $567.1 million in 2014 as compared to $526.9 million in 2013, primarily due to growth generated from our acquisitions.

We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. On August 27, 2014, we amended our credit facility by increasing the overall borrowing capacity to $500.0 million from $400.0 million and extending the maturity date from August 27, 2018 to August 27, 2019. As of December 31, 2014, borrowings under our $575.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $330.9 million. See "- Results of Operations - Liquidity and Capital Resources - Capital Resources" for a description of our credit facility.

We intend to continue to invest in enhancing and expanding our collaboration software suite through our continuing technology innovation and platform development. In addition, we plan to continue to reinvest excess earnings this year in sales and marketing initiatives designed to accelerate sales of our collaborative software applications and our transition to a SaaS model.

 The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from the estimates. See the section in this annual report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Results of Operations

The following table presents the percentage relationship of our consolidated statements of operations line items to our consolidated net revenue for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	41.0	42.9	42.6
Selling and marketing	26.3	25.5	25.9
General and administrative (exclusive of expenses shown separately below)	13.1	12.4	12.5
Research and development	3.6	3.1	2.8
Excise and sales tax expense	0.1	0.4	0.1
Depreciation	6.2	6.4	6.4
Amortization	2.0	0.7	0.8
Restructuring costs	0.1	0.7	0.1
Asset impairments	0.9	0.2	0.2
Net legal settlements and related expenses	—	0.1	0.4
Acquisition-related costs	1.4	1.0	—
Total operating expenses	94.7	93.4	91.8
Operating income	5.3	6.6	8.2
Other (expense) income
Interest expense	(1.7)	(1.4)	(1.4)
Interest income	—	—	—
Other, net	0.2	0.1	(0.2)
Total other expense	(1.5)	(1.3)	(1.6)
Income from continuing operations before income taxes	3.8	5.3	6.6
Income tax expense	0.7	1.7	1.1
Net income from continuing operations	3.1	3.6	5.6
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.1)
Net income	3.0%	3.5%	5.5%

Net Revenue

The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Years Ended
	December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
Net revenue:
North America	$355,797	$345,354	$336,836	$10,443	3.0	$8,518	2.5
Europe	147,127	115,118	105,488	32,009	27.8	9,630	9.1
Asia Pacific	64,147	66,393	62,957	(2,246)	(3.4)	3,436	5.5
Consolidated	$567,071	$526,865	$505,281	$40,206	7.6	$21,584	4.3

Percent of consolidated net revenue by segment:
North America	62.7%	65.5%	66.6%
Europe	26.0%	21.9%	20.9%
Asia Pacific	11.3%	12.6%	12.5%
Consolidated	100.0%	100.0%	100.0%

Operating income (loss) (1):
North America	$(6,082)	$6,165	$9,853	$(12,247)	(198.7)	$(3,688)	(37.4)
Europe	33,587	25,927	27,279	7,660	29.5	(1,352)	(5.0)
Asia Pacific	2,285	2,645	4,294	(360)	(13.6)	(1,649)	(38.4)
Consolidated	$29,790	$34,737	$41,426	$(4,947)	(14.2)	$(6,689)	(16.1)

(1)
“Operating income (loss),” as presented, is inclusive of “Restructuring costs,” “Asset impairments,” “Net legal settlements and related expenses” and "Acquisition-related costs". The inclusion of these categories in the aggregate resulted in a decrease to “Operating income (loss)” of $3.4 million for 2014 as compared to 2013 and a decrease to "Operating income" of $7.2 million for 2013 as compared to 2012. For additional details, refer to the following tables and explanations.

The following table details the changes in net revenue from the year ended December 31, 2012 to the year ended December 31, 2014 (in thousands):

	Consolidated	North America	Europe	Asia Pacific
2012	$505,281	$336,836	$105,488	$62,957
Change in volume	39,728	8,219	17,596	13,913
Change in selling prices and product mix	(32,498)	(11,978)	(13,362)	(7,158)
Acquisitions	18,593	12,719	4,555	1,319
Impact of fluctuations in foreign currency exchange rates	(4,239)	(442)	841	(4,638)
2013	526,865	345,354	115,118	66,393
Change in volume	5,201	(9,979)	14,319	861
Change in selling prices and product mix	(18,677)	(5,421)	(10,216)	(3,040)
Acquisitions	56,166	26,693	27,386	2,087
Impact of fluctuations in foreign currency exchange rates	(2,484)	(850)	520	(2,154)
2014	$567,071	$355,797	$147,127	$64,147

Net revenue increased on a consolidated basis during 2014 and 2013 compared to prior year periods due to our recent acquisitions and increased volume. These increases were partially offset by decreased average selling prices and the negative impact of fluctuations in foreign currency. The decreased average selling prices were due to price reductions to current customers and migrating existing customers to lower-priced audio products. Revenue from our SaaS solutions, which generate higher average gross margins than our traditional audio conferencing services, increased to approximately $53.2 million (or $52.7 million including the approximately $0.5 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions). The changes in volume and average selling prices were more significant in 2013 than in 2014 primarily due to increased revenue in 2013 generated from acquired and existing large enterprise customers. The volume increases associated with these large enterprise customers were accompanied by price concessions.

In 2014, net revenue increased in our North America segment due to acquisitions, partially offset by a decrease in volume due to the previously-disclosed partial loss of one of our larger enterprise audio conferencing customers and decreased average selling prices. Net revenue in Europe increased due to acquisitions and increased volume, partially offset by decreased average selling prices. Net revenue decreased in Asia Pacific primarily due to decreased average selling prices and the negative impact of foreign currency exchange rates, partially offset by an increase due to acquisitions. Fluctuations in foreign currency exchange rates negatively impacted net revenue in North America and Asia Pacific by $0.9 million and $2.1 million, respectively, and positively impacted Europe by $0.5 million during the year ended December 31, 2014.

Cost of Revenue

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(in thousands)
North America	$152,864	$153,305	$152,842	$(441)	(0.3)	$463	0.3
Europe	46,233	38,328	33,361	7,905	20.6	4,967	14.9
Asia Pacific	33,466	34,361	28,951	(895)	(2.6)	5,410	18.7
Consolidated	$232,563	$225,994	$215,154	$6,569	2.9	$10,840	5.0

	Years Ended December 31,
	2014	2013	2012
	% of Revenues
Cost of revenue:
North America	43.0	44.4	45.4
Europe	31.4	33.3	31.6
Asia Pacific	52.2	51.8	46.0
Consolidated	41.0	42.9	42.6

Consolidated cost of revenue as a percentage of consolidated net revenue decreased during 2014 compared to 2013. This decrease was primarily due to growth in sales of our higher margin SaaS solutions, our fourth quarter 2013 acquisition of Powwownow, which has higher margin service offerings, and reduced telecommunications expenses as a result of cost savings initiatives. The decrease was partially offset by the impact of our third quarter 2013 acquisition of ACT Teleconferencing, Inc., or ACT, which historically carried lower margins due to its large enterprise customer base. Fluctuations in foreign currency exchange rates resulted in a $1.0 million decrease in cost of revenue on a consolidated basis during 2014 compared to 2013.
The decrease in cost of revenue as a percentage of net revenue for North America and Europe in 2014 compared to 2013 was primarily due to growth in sales of our higher margin SaaS solutions and fewer sales of our lower margin third-party products, partially offset by the impact of our ACT acquisition. North America also realized additional costs savings from reduced telecommunications expenses as a result of cost savings initiatives implemented within the segment. In Europe, our Powwownow acquisition also contributed to lower costs of revenue as a percentage of net revenue. Cost of revenue as a percentage of revenue in Asia Pacific remained stable in 2014 compared to 2013. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue in North America and Asia Pacific of $0.4 million and $1.2 million, respectively, in 2014 compared to 2013. Fluctuations in foreign currency exchange rates resulted in an increase in cost of revenue of $0.6 million in Europe over the same period.

Consolidated cost of revenue as a percentage of consolidated net revenue increased in 2013 compared to 2012. This increase was primarily due to volume growth in our large enterprise customer base, including increased capacity requirements and price concessions to existing customers. This was partially offset by growth in sales of our higher margin SaaS solutions and fewer sales of lower-margin, third-party products. Fluctuations in foreign currency exchange rates resulted in a decrease in consolidated cost of revenue of $1.3 million in 2013 as compared to 2012.

The increase in cost of revenue as a percentage of segment net revenue for Europe and Asia Pacific in 2013 compared to 2012 was attributable primarily to volume growth in our large enterprise customer base, including increased capacity requirements in certain countries in Asia Pacific with higher telecommunication costs and price concessions to existing customers in both regions. In addition, certain global customer costs were re-allocated between regions, resulting in higher costs of revenue in Europe offset by lower North America costs. Large enterprise customer agreements are generally negotiated on a global basis, resulting in varying profitability at the segment level. The increases in Europe and Asia Pacific were mitigated by growth in sales of our higher margin next-generation collaboration solutions. Fluctuations in foreign currency exchange rates resulted in an increase in cost of revenue in Europe of $0.5 million while resulting in a decrease in cost of revenue in Asia Pacific of $1.7 million as compared to 2012.

The decrease in cost of revenue as a percentage of segment net revenue for North America in 2013 compared to 2012 was attributable primarily to the growth in our higher margin next-generation collaboration solutions, the re-allocation of customer costs between regions discussed above and a decrease in sales of lower margin, third-party products. This decrease was partially offset by continued price concessions to existing customers.

Selling and Marketing Expenses

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(in thousands)
North America	$87,995	$82,562	$81,397	$5,433	6.6	$1,165	1.4
Europe	43,262	33,264	30,816	9,998	30.1	2,448	7.9
Asia Pacific	17,941	18,600	18,418	(659)	(3.5)	182	1.0
Consolidated	$149,198	$134,426	$130,631	$14,772	11.0	$3,795	2.9

	Years Ended December 31,
	2014	2013	2012
	% of Revenue
Selling and marketing expenses:
North America	24.7	23.9	24.2
Europe	29.4	28.9	29.2
Asia Pacific	28.0	28.0	29.3
Consolidated	26.3	25.5	25.9

Selling and marketing expenses increased in 2014 as compared to 2013 for North America and Europe and decreased slightly in Asia Pacific. The increase in North America and Europe is due to increased headcount of sales professionals and the launch of advertising initiatives to further promote and drive broader awareness of our products. The decrease in Asia Pacific, which was achieved despite an increase in the segment's headcount during 2014, was primarily driven by regional initiatives to reduce costs per employee and the positive effect of foreign currency fluctuations. Fluctuations in foreign currencies resulted in in an increase of selling and marketing expenses of $0.8 million in Europe during 2014 compared to 2013. Fluctuations in foreign currencies resulted in a decrease of selling and marketing expenses of $0.3 million and $0.8 million in North America and Asia Pacific, respectively, during 2014 compared to 2013.

Selling and marketing expenses increased in 2013 as compared to 2012 for all of our segments. The increase in North America was primarily due to an increase in personnel-related costs due to an increase in headcount, as well as new promotional incentives on certain products beginning in 2013. These increases were partially offset by lower marketing and direct advertising costs since the initial launch of our iMeet and GlobalMeet products. Europe also had headcount increases during 2013, which resulted in the majority of the increase in selling and marketing expenses for that segment over the period. While selling and marketing expenses in Asia Pacific remained fairly consistent in 2013 in comparison to the prior year, fluctuations in foreign currencies resulted in a decrease of $1.4 million for the segment. The 2013 foreign currency impact to Asia Pacific was primarily offset by increases in personnel-related costs due to an increase in headcount.

General and Administrative Expenses

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(in thousands)
North America	$55,049	$47,406	$46,076	$7,643	16.1	$1,330	2.9
Europe	11,841	9,846	8,582	1,995	20.3	1,264	14.7
Asia Pacific	7,354	7,967	8,754	(613)	(7.7)	(787)	(9.0)
Consolidated	$74,244	$65,219	$63,412	$9,025	13.8	$1,807	2.8

	Years Ended December 31,
	2014	2013	2012
	% of Revenue
General and administrative expenses:
North America	15.5	13.7	13.7
Europe	8.0	8.6	8.1
Asia Pacific	11.5	12.0	13.9
Consolidated	13.1	12.4	12.5

General and administrative expenses in North America increased in 2014 compared to 2013 primarily as a result of the timing of vesting of restricted stock awards granted to our named executives as well as an overall increase in equity-based compensation. Our acquisitions of TalkPoint and Central Desktop in the third and fourth quarters of 2014, respectively, and increased personnel-related expenses resulting from higher headcount with a focus on investing in information technology resources also contributed to the increase in North America.

General and administrative expenses in Europe increased in 2014 compared to 2013 due to increased headcount throughout 2014 related to our acquisitions of ACT and Powwownow during the third and fourth quarters of 2013, respectively. Expenses related to these acquisitions were incurred during the entire year in 2014 compared to only a portion of the year in 2013.

General and administrative expenses decreased in Asia Pacific during 2014 as compared to 2013 due to the timing of professional fees and other miscellaneous costs. Fluctuations in foreign currency exchange rates resulted in a decrease of general and administrative expenses of $0.3 million in Asia Pacific and an increase in Europe of $0.2 million during 2014 as compared to 2013. Fluctuations in foreign currency exchange rates did not have a significant impact in North America over the period.

General and administrative expenses in North America increased in 2013 as compared to 2012 primarily as a result of the incremental costs associated with our ACT acquisition. While acquisition-related costs are recorded separately, the additional costs of this entity contributed to the increased expenses within the region. General and administrative expenses in Europe increased in 2013 due to the incremental costs related to our acquisitions, as well as professional fees incurred in connection with various legal and tax matters, none of which were individually significant. General and administrative expenses in Asia Pacific decreased in 2013 primarily due to a reduction of bad debt expense, as well as a result of fluctuations in foreign currency exchange rates, which decreased general and administrative costs by $0.5 million.

Research and Development Expenses

Consolidated research and development expenses as a percentage of consolidated net revenue was 3.6%, 3.1% and 2.8% in 2014, 2013 and 2012, respectively. We incurred the majority of research and development expenses in North America. Consolidated research and development expenses increased $3.8 million in 2014 and $2.2 million in 2013 from the prior year periods. The increase in each period was primarily driven by additional resources to develop our SaaS solutions. Additional resources from our acquisitions also contributed to this increase in each period.

Equity-Based Compensation Expense

Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$664	$614	$482
Selling and marketing	2,832	2,391	1,340
Research and development	724	861	557
General and administrative	6,240	4,006	5,695
Equity-based compensation expense	$10,460	$7,872	$8,074

Equity-based compensation expense increased during 2014 as compared to 2013 as a result of the timing of vesting of restricted stock awards granted to our named executive officers and restricted stock awards granted in conjunction with our 2014 acquisitions.

Equity-based compensation expense decreased during 2013 as compared to 2012 as a result of the timing of restricted stock awards granted to our named executive officers.

Depreciation Expense

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(in thousands)
North America	$27,886	$27,244	$26,901	$642	2.4	$343	1.3
Europe	4,844	4,123	3,369	721	17.5	754	22.4
Asia Pacific	2,496	2,391	2,212	105	4.4	179	8.1
Consolidated	$35,226	$33,758	$32,482	$1,468	4.3	$1,276	3.9

	Years Ended December 31,
	2014	2013	2012
	% of Revenue
Depreciation expense:
North America	7.8	7.9	8.0
Europe	3.3	3.6	3.2
Asia Pacific	3.9	3.6	3.5
Consolidated	6.2	6.4	6.4

Consolidated depreciation expense increased in each of 2014 and 2013 from prior year periods as a result of additions to assets that are part of our global network.

Amortization Expense

	Years Ended December 31,			Change from 2013 to 2014		Change from 2012 to 2013
	2014	2013	2012	$	%	$	%
	(in thousands)
North America	$6,251	$2,878	$2,716	$3,373	117.2	$162	6.0
Europe	4,661	509	1,265	4,152	815.7	(756)	(59.8)
Asia Pacific	323	109	—	214	197.2	109	100.0
Consolidated	$11,235	$3,496	$3,981	$7,739	221.4	$(485)	(12.2)

	Years Ended December 31,
	2014	2013	2012
	% of Revenue
Amortization expense:
North America	1.8	0.8	0.8
Europe	3.2	0.4	1.2
Asia Pacific	0.5	0.2	0.0
Consolidated	2.0	0.7	0.8

Consolidated amortization expense increased in 2014 as compared to 2013 as a result of amortization recognized on intangible assets related to our 2014 and 2013 acquisitions. This includes incremental amortization related to our 2014 acquisitions as well as a full year of amortization related to our acquisitions completed during the third and fourth quarters of 2013. Intangible assets acquired include customer lists, trade names, non-compete agreements and developed technology.

Consolidated amortization expense decreased in 2013 compared to 2012 primarily as a result of customer lists and non-compete intangible assets from acquisitions completed prior to 2013 in North America and Europe that have become fully amortized. This decrease was partially offset in 2013 by the incremental amortization recognized on newly recorded intangible assets, as a result of our 2013 acquisitions.

Refer to Notes 6 and 12 of our consolidated financial statements for additional information on our related intangible assets and acquisitions.

Restructuring Costs

Consolidated restructuring costs from continuing operations were $0.7 million, $3.5 million and $0.6 million, in 2014, 2013 and 2012, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. The discussion below includes costs related to our continuing and discontinued operations.

Realignment of Workforce – 2014

During 2014, we recorded restructuring expenses of $0.7 million. For the 2014 realignment, we recorded $0.6 million of severance costs and eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. We also recorded $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.6 million in Europe. Our reserve for the 2014 realignment was $0.6 million at December 31, 2014, which we anticipate will be paid within one year.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs, including $0.1 million in adjustments in 2014, and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.3 million at December 31, 2014, which we anticipate will be paid within one year.
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.0 million of severance costs. On a segment basis, these restructuring costs totaled $1.0 million in North America, $0.6 million in Europe and $0.4 million in Asia Pacific. There is no remaining reserve for the 2012 realignment at December 31, 2014.

Asset Impairments

Asset impairments were $5.0 million, $1.2 million and $0.9 million in 2014, 2013 and 2012, respectively. Asset impairments can fluctuate year to year based on the result of our impairment assessments of goodwill and long-lived assets. In 2014, the impairment was related to the disposal of previously capitalized assets that were made redundant by our TalkPoint acquisition. In 2013, the impairment was primarily related to an adjustment to a vacant facility in Europe. In 2012, the impairments related to specific assets that were no longer in use after upgrades to our internal systems.

Net Legal Settlements and Related Expenses

Net legal settlements and related expenses were $0.2 million, $0.6 million and $2.0 million in 2014, 2013 and 2012, respectively. Net legal settlements and related expenses fluctuate year to year based on the status of various litigation matters and claims. During 2012, the increase in net legal settlements and related expenses were primarily attributable to the settlement of a contractual dispute with a third-party software systems integrator.

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

The following table summarizes acquisition-related costs incurred during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Professional fees	$4,203	$2,439
Release of indemnification asset	1,472	1,129
Integration-related costs	3,816	1,824
Earn-out liability adjustment	(1,329)	—
Total acquisition-related costs	$8,162	$5,392
For further discussion of the indemnification asset and related costs see Notes 12 and 16 to our consolidated financial statements.

Interest Expense

The majority of our interest expense from continuing operations is incurred in North America and was $9.4 million, $7.2 million and $7.2 million in 2014, 2013 and 2012, respectively. Interest expense increased from 2013 to 2014 due to more debt outstanding in 2014 primarily as a result of funding of our 2014 acquisitions. This increase was slightly offset by lower interest rates due to our 2014 credit facility amendment refinancing. Interest expense was flat in 2013 as compared to 2012. Our total debt outstanding increased in 2013, primarily as a result of funding our 2013 acquisitions. The impact the increased borrowing in 2013 compared to 2012 had on interest expense was minimized due to our 2013 credit facility amendment refinancing, which resulted in lower interest rates. The weighted-average outstanding balance on our credit facility was $297.2 million, $207.0 million and $192.9 million during 2014, 2013 and 2012, respectively.

Other, Net

Other, net was a gain (loss) of $1.3 million, $0.2 million and $(0.8) million in 2014, 2013 and 2012, respectively. Other, net was comprised primarily of foreign currency exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated payables and receivables into their respective functional currency. Also included in Other, net in 2014 was the realization of gain resulting from our sale of 50% of our investment in a privately-held conferencing company. See Note 11 to our consolidated financial statements for additional information and related disclosures regarding our sale of the investment.

Income Taxes

Income tax expense for the years ended December 31, 2014, 2013 and 2012 from continuing operations was $4.3 million, $9.1 million, and $5.4 million, respectively. The decrease in income tax expense between 2014 and 2013 was primarily as a result of net benefits from foreign tax credits during 2014. Similarly, the increase in income tax expense between 2013 and 2012 was primarily a result of net benefits from foreign tax credits during 2012. As of December 31, 2014 and 2013, we had $8.2 million and $9.4 million, respectively, of unrecognized tax benefits. If recognized, unrecognized tax benefits of $6.9 million and $7.7 million as of December 31, 2014 and 2013, respectively, would affect our annual effective tax rate.

Discontinued Operations

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net revenue from discontinued operations	$—	$—	$—

Operating loss	(314)	(542)	(453)
Interest expense	(244)	(232)	(271)
(Loss) gain on disposal	—	(6)	9
Income tax benefit	179	242	250
Loss from discontinued operations, net of taxes	$(379)	$(538)	$(465)

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business through the sale of all of the issued and outstanding equity interests in our wholly-owned subsidiaries, Xpedite and Premiere Global Services (UK) Limited, and the sale of certain assets of Premiere Conferencing (Canada) Limited to EasyLink for an aggregate net purchase price of $106.8 million.

The results of discontinued operations for 2014, 2013 and 2012 are related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with the PGiSend sale.

We also allocated interest expense related to interest recognized on uncertain tax positions specific to our PGiSend discontinued operations in 2012, 2013 and 2014.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Consolidated operating cash flows from continuing operations were $78.9 million, $75.7 million and $70.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net cash provided by operating activities from 2013 to 2014 was primarily driven by an increase of $10.4 million in income before the impact of depreciation, amortization and equity-based compensation. This increase was partially offset by a $2.7 million reduction in cash generated from working capital, net of acquisitions in 2014 as compared to 2013. The primary driver of the negative fluctuation in working capital, net of acquisitions, is decreased collections of accounts receivable over the period. Our collection results can fluctuate because of our customers’ internal processes for approval of invoices and the timing of their release of funds. In addition, the day of the week that a quarter end period closes can also impact our collections, as we typically experience higher collections at the beginning of a calendar week. These factors negatively impacted us during the year ended December 31, 2014 and were much more positive during year ended December 31, 2013.

The increase in net cash provided by operating activities in 2013 compared to 2012 was primarily attributable to fluctuations in working capital. This was primarily driven by increased collections of accounts receivable of approximately $12.4 million as compared to the prior period. The increased collection of accounts receivable in 2013 as compared to 2012 was due to the same factors mentioned above over the applicable periods. These factors negatively impacted us during the year ended December 31, 2012 and were much more positive during the year ended December 31, 2013. This increase was offset by higher payments made on accounts payable of approximately $6.2 million as compared to 2012. While net income decreased in 2013, the impact to cash flows from operations was minimized by the various reconciling expense items separately identified on our consolidated statements of cash flows.

Cash Used in Investing Activities

Consolidated investing activities from continuing operations used cash of $113.9 million, $134.2 million and $33.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The principal uses of cash in investing activities in 2014 were $80.5 million for our 2014 acquisitions, net of cash acquired, and $35.2 million of capital expenditures. The principal uses of cash in investing activities in 2013 were $102.0 million for our 2013 acquisitions, net of cash acquired, and $31.8 million of capital expenditures. The principal uses of cash in investing activities in 2012 included $32.3 million of capital expenditures and $1.0 million invested in a privately-held cloud service marketplace company.

Cash Provided by (Used in) Financing Activities

Consolidated financing activities from continuing operations provided cash of $32.3 million and $83.1 million for the years ended December 31, 2014 and December 31, 2013, respectively, and used cash of $47.4 million for the year ended December 31, 2012. The primary source of cash from financing activities in 2014 was $59.0 million of net proceeds from borrowing arrangements partially offset by $27.1 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary source of cash from financing activities in 2013 was $87.9 million of net proceeds from borrowing arrangements offset by $1.3 million in payments of debt issuance costs and $4.1 million in treasury stock purchases, including the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants. The primary uses of cash for financing activities in 2012 included $29.9 million in treasury stock purchases and $18.7 million of net payments on borrowing arrangements.

Off-balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and Contingencies

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Amounts committed	2015	2016	2017	2018	2019	There- after
Contractual obligation:
Current borrowings on credit facility	$330,895	$—	$—	$—	$—	$330,895	$—
Operating leases	74,574	20,313	16,270	13,629	10,327	5,254	8,781
Telecommunications service agreements	9,716	6,232	2,735	749	—	—	—
Restructuring costs, including operating leases	958	958	—	—	—	—	—
Capital leases and interest	3,963	2,134	1,429	400	—	—	—
Credit facility commitment fees and interest	34,932	9,041	8,229	7,370	6,465	3,827	—
Asset retirement obligation	1,421	170	732	38	115	163	203
Current uncertain tax positions	713	713	—	—	—	—	—
	$457,172	$39,561	$29,395	$22,186	$16,907	$340,139	$8,984

The table above excludes $7.6 million of uncertain tax positions because we are unable to determine when, or if, payment of these amounts will be made.

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states and local jurisdictions where we have not collected and remitted such taxes from our customers. During the years ended December 31, 2014 and 2013 respectively, $0.1 million and $0.9 million of payments of tax and interest related to the settlement of these state excise and sales tax contingencies were made.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2014 and 2013, we had reserved $9.9 million and $8.3 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states or local taxing authorities may disagree with our method of assessing and remitting such taxes or additional states or local taxing authorities may subject us to inquiries regarding such taxes.

Capital Resources

 On August 27, 2014, we amended our credit facility by increasing the overall borrowing capacity to $500.0 million from $400.0 million and extending the maturity date from August 27, 2018 to August 27, 2019. In connection with this amendment, we incurred $1.1 million in debt issuance costs, which were capitalized and included within "Other assets" in our consolidated balance sheets and will be amortized as an adjustment to "Interest expense" over the remaining life of the credit facility. Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at December 31, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised the majority of our outstanding borrowings, as of December 31, 2014, was 2.44%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2014, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants.

At December 31, 2014, we were in compliance with the covenants under our credit facility. At December 31, 2014, we had utilized $334.2 million of our credit facility, with $330.9 million of borrowings and $3.3 million in letters of credit outstanding under our credit facility. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2014, we have no outstanding interest rate swaps.

At the scheduled maturity of our credit facility in August 2019, or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

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

Liquidity

As of December 31, 2014, we had $40.2 million in cash and equivalents compared to $45.0 million as of December 31, 2013. Cash balances residing outside of the United States as of December 31, 2014 were $38.2 million compared to $36.7 million as of December 31, 2013. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.

At December 31, 2014, we had $165.8 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, restructuring costs and legal contingencies.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from continuing operations consists primarily of usage fees generally based on per minute methods.

Our SaaS revenue consists of five primary components associated with our next-generation collaboration solutions:

•
Subscription-based license fees associated with fixed-period minimum revenue commitments related to our iMeet and GlobalMeet products. These subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 to 24 months;

•
Subscription- and event-based fees associated with commitments for our self-service webcasting and event streaming product and our team workspace platform. Subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 months, and event-based fees are recognized when the event occurs;

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

•
Revenue from our IP-based conferencing products, which deliver conferencing services across an enterprise customer’s existing network infrastructure, thereby eliminating third-party variable network costs. This revenue is recognized as incurred by the customer, consistent with our other per minute usage fees.

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

Allowance for Uncollectible Accounts Receivable

Prior to the recognition of revenue, we make a decision that collectability is reasonably assured. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $77.3 million and $78.5 million, net of allowance for uncollectible accounts receivable of $0.6 million and $0.8 million, as of December 31, 2014 and 2013, respectively. If the financial condition of our customers were to deteriorate, resulting in impairment to their ability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

We evaluate intangible assets and long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include, but are not limited to, the following:

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

Goodwill is not subject to amortization, but is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments, North America, Europe and Asia Pacific. We utilize December 31 as our annual date to perform the assessment and adopted the qualitative goodwill impairment assessment standard, applied as of December 31, 2012. Under this standard, management qualitatively evaluates whether it is more likely than not that goodwill is impaired. If we qualitatively conclude it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed with the quantitative two-step impairment assessment. As a result of the acquisitions made in 2014, we elected to perform step one of the quantitative impairment test for each of our reporting units for our December 31, 2014 assessment. Based on our quantitative assessment this year, the estimated fair value of our North America, Europe and Asia Pacific reporting units substantially exceeded their respective carrying values.

Other intangible assets with finite lives continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets, and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets and goodwill totaled $488.8 million and $420.0 million as of December 31, 2014 and 2013, respectively. Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

We have established valuation allowances of $27.5 million at December 31, 2014 and $29.1 million at December 31, 2013. Our valuation allowance at December 31, 2014 primarily relates to certain federal and state capital loss carryforwards and foreign and state net operating losses. Current evidence suggests we will not realize sufficient taxable income of the appropriate character on a jurisdictional basis within the carryforward period to allow us to realize the deferred tax benefits for which we have established a valuation allowance. Net of these valuation allowances, our deferred tax liability was $14.7 million and $14.6 million as of December 31, 2014 and 2013, respectively. We believe that we will generate sufficient taxable income in the future to realize the tax benefits related to all other deferred tax assets in our consolidated balance sheets.

We establish reserves against some or all of the tax benefits of any of our tax positions at the time we determine that the positions become uncertain. For purposes of evaluation of whether or a not a position is uncertain, we presume that the tax position will be examined by the relevant taxing authority and that the taxing authority has full knowledge of all relevant information. The total amount of unrecognized tax benefits at December 31, 2014 and 2013 was $8.2 million and $9.4 million, respectively. Upon resolution, unrecognized tax benefits of $6.9 million and $7.7 million as of December 31, 2014 and 2013, respectively, would affect our annual effective tax rate.

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

Legal Contingencies

We are involved from time to time in certain litigation matters and are subject to claims as disclosed in Part I Item 3, “Legal Proceedings” and Note 14 to our consolidated financial statements. We accrue an estimate for legal contingencies when we determine that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Our estimates are subject to change, and we adjust the financial impact in the period in which such matters are resolved.

Subsequent Events

On February 5, 2015, we acquired Modality, a dedicated Microsoft Lync services and software firm with offices in London, Seattle, San Jose and Sydney. The purchase price of $17.5 million, subject to net working capital adjustments, was funded through borrowings under our credit facility. This acquisition is not material to our consolidated results.

In February and March 2015 through the filing of this annual report, we repurchased an aggregate of 1,529,354 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $14.2 million at an average price of $9.29 per share.

New and Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. We plan to adopt the provisions of this new accounting standard at the beginning of fiscal year 2015, and we are currently assessing the impact on our consolidated financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13 (“SAB Topic 13”) when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are in the process of evaluating the impact that the updated standard will have on our consolidated financial position, results of operations and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. However, as of December 31, 2014, we had no outstanding swaps.

At December 31, 2014, we had borrowings of approximately $330.9 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $3.3 million based on our December 31, 2014 debt level.

We generated approximately 39.8% of our consolidated net revenue and 34.6% of our operating expenses in countries outside of the United States in 2014. Additionally, we have foreign currency denominated debt as part of our credit facility. At December 31, 2014, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenue, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenue for 2014 by approximately $17.1 million, operating expenses for 2014 by approximately $14.7 million and outstanding debt by approximately $0.4 million. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Japan, Norway, Singapore and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at December 31, 2014.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Premiere Global Services, Inc.:

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premiere Global Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Premiere Global Services, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of Premiere Global Services, Inc. and subsidiaries (the Company) for the year ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Premiere Global Services, Inc. and subsidiaries for the year ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 18, 2013

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except share data)

ASSETS	2014	2013
CURRENT ASSETS
Cash and equivalents	$40,220	$44,955
Accounts receivable (less allowances of $557 and $760, respectively)	77,334	78,481
Prepaid expenses and other current assets	13,536	22,645
Income taxes receivable	1,897	2,316
Deferred income taxes, net	10,447	4,390
Total current assets	143,434	152,787
PROPERTY AND EQUIPMENT, NET	100,954	105,724
OTHER ASSETS
Goodwill	386,416	341,382
Intangibles, net of amortization	102,350	78,637
Deferred income taxes, net	2,342	1,957
Other assets	20,734	17,621
Total assets	$756,230	$698,108
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$57,211	$51,994
Income taxes payable	2,217	2,648
Accrued taxes, other than income taxes	17,562	11,190
Accrued expenses	37,807	34,402
Current maturities of long-term debt and capital lease obligations	1,971	1,719
Accrued restructuring costs	958	2,104
Deferred income taxes, net	17	171
Total current liabilities	117,743	104,228
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	332,825	272,467
Accrued restructuring costs	—	77
Accrued expenses	23,219	29,570
Deferred income taxes, net	27,453	20,790
Total long-term liabilities	383,497	322,904
COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 47,378,794 and 48,338,335 shares issued and outstanding, respectively	475	483
Additional paid-in capital	442,585	457,913
Accumulated other comprehensive income (loss)	(6,545)	11,169
Accumulated deficit	(181,525)	(198,589)
Total shareholders’ equity	254,990	270,976
Total liabilities and shareholders’ equity	$756,230	$698,108

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share data)

	2014	2013	2012
Net revenue	$567,071	$526,865	$505,281
Operating expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	232,563	225,994	215,154
Selling and marketing	149,198	134,426	130,631
General and administrative (exclusive of expenses shown separately below)	74,244	65,219	63,412
Research and development	20,367	16,574	14,349
Excise and sales tax expense	385	1,969	321
Depreciation	35,226	33,758	32,482
Amortization	11,235	3,496	3,981
Restructuring costs	743	3,506	612
Asset impairments	4,978	1,196	879
Net legal settlements and related expenses	180	598	2,034
Acquisition-related costs	8,162	5,392	—
Total operating expenses	537,281	492,128	463,855
Operating income	29,790	34,737	41,426
Other (expense) income
Interest expense	(9,378)	(7,152)	(7,167)
Interest income	29	117	49
Other, net	1,298	214	(808)
Total other expense	(8,051)	(6,821)	(7,926)
Income from continuing operations before income taxes	21,739	27,916	33,500
Income tax expense	4,296	9,062	5,445
Net income from continuing operations	17,443	18,854	28,055
Loss from discontinued operations, net of taxes	(379)	(538)	(465)
Net income	$17,064	$18,316	$27,590
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	45,593	46,214	47,596
Basic net income (loss) per share
Continuing operations	$0.38	$0.41	$0.59
Discontinued operations	(0.01)	(0.01)	(0.01)
Net income per share	$0.37	$0.40	$0.58
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	46,303	46,727	48,092
Diluted net income (loss) per share
Continuing operations	$0.38	$0.40	$0.58
Discontinued operations	(0.01)	(0.01)	(0.01)
Net income per share	$0.37	$0.39	$0.57

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31,
(in thousands)

	2014	2013	2012
Net income	$17,064	$18,316	$27,590
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of taxes	(2,208)	2,583	—
Net gain reclassified from accumulated other comprehensive income to net income	(468)	—	—
Translation adjustments	(15,038)	(4,516)	2,293
Total other comprehensive (loss) income	(17,714)	(1,933)	2,293
Comprehensive (loss) income	$(650)	$16,383	$29,883

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31,
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2011	$501	$475,013	$(244,495)	$10,809	$241,828
Net income	—	—	27,590	—	27,590
Other comprehensive income	—	—	—	2,293	2,293
Exercise of stock options	1	931	—	—	932
Equity-based compensation	—	7,892	—	—	7,892
Treasury stock purchase and retirement	(32)	(27,860)	—	—	(27,892)
Redemption of restricted shares, net	7	(2,266)	—	—	(2,259)
Income tax deficiency from equity awards	—	(89)	—	—	(89)
Balance at December 31, 2012	477	453,621	(216,905)	13,102	250,295
Net income	—	—	18,316	—	18,316
Other comprehensive loss	—	—	—	(1,933)	(1,933)
Exercise of stock options	—	—	—	—	—
Equity-based compensation	—	7,587	—	—	7,587
Treasury stock purchase and retirement	(1)	(1,380)	—	—	(1,381)
Redemption of restricted shares, net	7	(2,387)	—	—	(2,380)
Income tax benefit from equity awards	—	472	—	—	472
Balance at December 31, 2013	483	457,913	(198,589)	11,169	270,976
Net income	—	—	17,064	—	17,064
Other comprehensive loss	—	—	—	(17,714)	(17,714)
Exercise of stock options	1	962	—	—	963
Equity-based compensation	—	10,179	—	—	10,179
Treasury stock purchase and retirement	(19)	(24,576)	—	—	(24,595)
Redemption of restricted shares, net	10	(2,436)	—	—	(2,426)
Income tax benefit from equity awards	—	543	—	—	543
Balance at December 31, 2014	$475	$442,585	$(181,525)	$(6,545)	$254,990

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,064	$18,316	$27,590
Loss from discontinued operations, net of taxes	379	538	465
Income from continuing operations	17,443	18,854	28,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,226	33,758	32,482
Amortization	11,235	3,496	3,981
Amortization of debt issuance costs	673	611	592
Net legal settlements and related expenses	180	598	2,034
Payments for legal settlements and related expenses	(249)	(510)	(1,512)
Deferred income taxes	(1,827)	3,068	(4,322)
Restructuring costs	743	3,506	612
Payments for restructuring costs	(1,916)	(2,469)	(3,213)
Asset impairments	4,978	1,196	879
Equity-based compensation	10,460	7,872	8,074
Excess tax benefits from share-based payment arrangements	(588)	(525)	(367)
Provision for doubtful accounts	456	514	1,089
Acquisition-related costs	8,162	5,392	—
Cash paid for acquisition-related costs	(7,581)	(3,863)	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable, net	2,582	9,125	(3,581)
Other assets and liabilities	(10,299)	(1,434)	(3,415)
Accounts payable and accrued expenses	9,222	(3,513)	9,133
Net cash provided by operating activities from continuing operations	78,900	75,676	70,521
Net cash used in operating activities from discontinued operations	(313)	(554)	(672)
Net cash provided by operating activities	78,587	75,122	69,849
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35,195)	(31,774)	(32,338)
Business acquisitions, net of cash acquired	(80,464)	(101,963)	—
Other investing activities, net	1,762	(452)	(1,273)
Net cash used in investing activities from continuing operations	(113,897)	(134,189)	(33,611)
Net cash used in investing activities from discontinued operations	—	—	(60)
Net cash used in investing activities	(113,897)	(134,189)	(33,671)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(146,040)	(78,847)	(94,655)
Proceeds from borrowing arrangements	205,000	166,750	75,929
Payment of debt issuance costs	(1,060)	(1,258)	(23)
Excess tax benefits from share-based payment arrangements	588	525	367
Purchase of treasury stock, at cost	(27,138)	(4,066)	(29,915)
Exercise of stock options	963	—	932
Net cash provided by (used in) financing activities from continuing
operations	32,313	83,104	(47,365)
Net cash used in financing activities from discontinued operations	—	—	—
Net cash provided by (used in) financing activities	32,313	83,104	(47,365)
Effect of exchange rate changes on cash and equivalents	(1,738)	(58)	130
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(4,735)	23,979	(11,057)
CASH AND EQUIVALENTS, beginning of year	44,955	20,976	32,033
CASH AND EQUIVALENTS, end of year	$40,220	$44,955	$20,976
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

2.     SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Financial statement line items that include significant estimates consist of goodwill, net intangibles, accrued restructuring costs, certain tax accounts, certain accrued liabilities and the allowance for uncollectible accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes, and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

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

Revision to Prior Period Financial Statements

During 2014, we identified a prior period error originating in 2010 that was carried forward into the years ended December 31, 2013, 2012 and 2011. The prior period error relates to our 2010 sale of PGiSend and the loss from discontinued operations related to the sale.

During 2010, we recorded our PGiSend sale and loss from discontinued operations of $12.3 million. In 2014, after analyzing our historical tax records related to 2010, we determined that upon the sale of PGiSend, the allocation of tax attributes required by the Treasury Regulations under Internal Revenue Code of 1986, as amended, or tax code Section 1502 was incorrect, resulting in a $1.9 million overstatement of deferred tax assets retained by us. The offset to this overstatement was an understatement of deferred tax assets recorded within discontinued operations, resulting in an understatement of the net loss on disposal recorded in 2010. Subsequent to 2010, retained earnings and the deferred tax assets were misstated by $1.9 million with no effect on reported results from continuing operations.

In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We concluded this error was not material to any of the prior reporting periods; and therefore, amendments of previously filed reports are not required. As such, the revisions for prior period corrections are reflected in the comparative financial information for the applicable prior periods presented herein. The effects of the prior period error on the consolidated financial statements are as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revised Consolidated Balance Sheet (in thousands):
	December 31, 2013
	As previously reported	Adjustments	As revised
LONG-TERM LIABILITIES
Deferred income taxes, net	$18,881	$1,909	$20,790
Total long-term liabilities	320,995	1,909	322,904
SHAREHOLDERS' EQUITY
Accumulated deficit	(196,680)	(1,909)	(198,589)
Total shareholders' equity	272,885	(1,909)	270,976
Total liabilities and shareholders' equity	$698,108	$—	$698,108

Cash and Equivalents and Restricted Cash

Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” on our consolidated balance sheets. At December 31, 2014 and 2013, we had $0.4 million and $0.0 million of restricted cash, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable at December 31, 2014 and 2013 was earned but unbilled revenue of approximately $5.1 million and $5.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was approximately $0.5 million, $0.5 million and $1.1 million in 2014, 2013 and 2012, respectively. Write-offs against the allowance for doubtful accounts were $0.7 million, $0.6 million and $0.9 million in 2014, 2013 and 2012, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. The allowance for doubtful accounts was approximately $0.6 million, $0.8 million and $0.8 million as of December 31, 2014, 2013 and 2012, respectively. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

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

Software Development Costs

We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” on our consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, we capitalized approximately $22.0 million, $17.5 million and $15.3 million, respectively, of these costs. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the years ended December 31, 2014, 2013 and 2012, was approximately $14.6 million, $13.7 million and $12.1 million, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the acquisitions made in 2014, we elected to perform step one of the quantitative impairment test for each of our reporting units for our December 31, 2014 assessment. Based on our quantitative assessment this year, the estimated fair value of our North America, Europe and Asia Pacific reporting units substantially exceeded their respective carrying values. No impairment of goodwill was identified in any of the years ended December 31, 2014, 2013 and 2012.

Valuation of Long-Lived Assets

We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. A long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. We believe that long-lived assets in our consolidated balance sheets are appropriately valued. Asset impairments were $5.0 million, $1.2 million and $0.9 million during 2014, 2013 and 2012, respectively, and are recognized as “Asset impairments” in our consolidated statements of operations.

Investments

In March 2013, we invested $1.0 million in a privately-held cloud solutions provider. This investment is accounted for under the cost method and is periodically assessed for other-than-temporary impairment using financial results, economic data and other quantitative and qualitative factors deemed applicable. In the event an other-than-temporary impairment occurs, an impairment loss equal to the difference between the cost basis and the fair value would be recognized. In September 2012, we invested $1.0 million in a privately-held cloud service marketplace company by purchasing a convertible promissory note which was accounted for under the cost method until it was repaid to us in January 2014 for the principal balance plus accrued interest at an annual rate of 8%.

Our cost method investments had a total carrying value of $1.1 million and $2.1 million as of December 31, 2014 and 2013, respectively. Our investment in the privately-held cloud solutions provider was included as a component of “Other assets” in our consolidated balance sheets for each period presented, while the convertible promissory note was included as a component of “Prepaid expenses and other current assets” as of December 31, 2013.

In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment was based on the quoted price of our shares of such company on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive income (loss)” in our consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" in our consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $0.3 million and $3.5 million as of December 31, 2014 and 2013, respectively, which was included as a component of “Prepaid expenses and other current assets” in our consolidated balance sheets.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue from continuing operations consists primarily of usage fees generally based on per minute methods.

Our SaaS revenue consists of five primary components associated with our next-generation collaboration solutions:

•
Subscription-based license fees associated with fixed-period minimum revenue commitments related to our iMeet and GlobalMeet products. These subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 to 24 months;

•
Subscription- and event-based fees associated with commitments for our self-service webcasting and event streaming product and our team workspace and project management platform; Subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 months, and event-based fees are recognized when the event occurs;

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

•
Revenue from our IP-based conferencing products, which deliver conferencing services across an enterprise customer’s existing network infrastructure, thereby eliminating third-party variable network costs. This revenue is recognized as incurred by the customer, consistent with our other per minute usage fees.

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

USF Charges

In accordance with FCC rules, we are required to contribute to the federal USF for some of our solutions, which we recover from our applicable customers and remit to the USAC. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenue." Had we presented USF charges on a gross basis, net revenue and cost of revenue would have been $24.9 million, $27.3 million and $32.0 million higher for the years ended December 31, 2014, 2013 and 2012, respectively.

Resold Services

As part of our product portfolio, we resell certain third-party collaboration products primarily in our North American segment. Revenue associated with these resold services totaled $61.0 million, $65.1 million and $69.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in these amounts is revenue acquired in our 2013 ACT acquisition totaling $3.9 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.   Such revenue is included in our Consolidated Statements of Operations on a gross basis, with revenue included in “Net revenue” and costs included in “Cost of revenue.”

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our consolidated balance sheet dates. Revenue and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive gain” component of shareholders’ equity. In addition, certain of our intercompany loans with foreign subsidiaries are considered to be permanently invested for the foreseeable future. Therefore, foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive income” component of shareholders’ equity in our consolidated balance sheets.

Treasury Stock

All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the year ended December 31, 2014, we repurchased approximately 1.9 million shares of our common stock in the open market for approximately $24.6 million at an average price of $12.93 per share, pursuant to our board-approved stock repurchase program. During the year ended December 31, 2013, we repurchased approximately 0.1 million shares of our common stock in the open market for approximately $1.4 million at an average price of $10.54 per share, pursuant to our prior board-approved stock repurchase program.

During the years ended December 31, 2014 and 2013, we redeemed 209,721 and 215,387 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $2.5 million and $2.7 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes acquisition-related costs incurred during the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Professional fees	$4,203	$2,439
Release of indemnification asset	1,472	1,129
Integration-related costs	3,816	1,824
Earn-out liability adjustment	(1,329)	—
Total acquisition-related costs	$8,162	$5,392
For further discussion of the indemnification asset and related costs see Notes 12 and 16 to our consolidated financial statements.

Advertising Costs

We expense production costs associated with an advertisement the first time the advertising takes place. All other advertising-related costs are expensed as incurred. We expense advertising costs as advertising space or airtime is used. Total advertising expense in 2014, 2013 and 2012 was $12.3 million, $6.1 million and $8.9 million, respectively. We had no prepaid advertising as of December 31, 2014 and 2013.

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

New and Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. We plan to adopt the provisions of this new accounting standard at the beginning of fiscal year 2015, and we are currently assessing the impact on our consolidated financial position, results of operations and related disclosures.
In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in SAB Topic 13 when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. We are in the process of evaluating the impact that the updated standard will have on our consolidated financial position, results of operations and related disclosures.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     RESTRUCTURING COSTS

Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the years ended December 31, 2014, 2013 and 2012. Provision for restructuring costs from continuing operations were $0.7 million, $3.5 million and $0.6 million, in 2014, 2013 and 2012, respectively. The expenses associated with these activities are reflected in “Restructuring costs” in our consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.9 million, $2.5 million and $3.2 million in 2014, 2013 and 2012, respectively. The components included in the reconciliation of the liability balances include costs related to our continuing and discontinued operations (in thousands):

	Balance at December 31, 2011	Provisions	Cash payments	Non-cash	Balance at December 31, 2012
Accrued restructuring costs:
Severance and exit costs	$1,010	$1,713	$(2,117)	$9	$615
Contractual obligations	2,687	(1,101)	(1,096)	51	541
Total restructuring costs	$3,697	$612	$(3,213)	$60	$1,156

	Balance at December 31, 2012	Provisions	Cash payments	Non-cash	Balance at December 31, 2013
Accrued restructuring costs:
Severance and exit costs	$615	$3,160	$(1,905)	$8	$1,878
Contractual obligations	541	346	(564)	(20)	303
Total restructuring costs	$1,156	$3,506	$(2,469)	$(12)	$2,181

	Balance at December 31, 2013	Provisions	Cash payments	Non-cash	Balance at December 31, 2014
Accrued restructuring costs:
Severance and exit costs	$1,878	$697	$(1,670)	$(63)	$842
Contractual obligations	303	46	(246)	13	116
Total restructuring costs	$2,181	$743	$(1,916)	$(50)	$958

Realignment of Workforce – 2014

During 2014, we recorded restructuring expenses of $0.7 million. For the 2014 realignment, we recorded $0.6 million of severance costs and eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. We also recorded $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.6 million in Europe. Our reserve for the 2014 realignment was $0.6 million at December 31, 2014, which we anticipate will be paid within one year.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs, including $0.1 million in 2014, and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.3 million at December 31, 2014, which we anticipate will be paid within one year.
Realignment of Workforce – 2012
During 2012, we eliminated approximately 50 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $2.0 million of severance costs. On a segment basis, these restructuring costs totaled

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.0 million in North America, $0.6 million in Europe and $0.4 million in Asia Pacific. There is no remaining reserve for the 2012 realignment at December 31, 2014.

4.     DISCONTINUED OPERATIONS

The following amounts associated with our discontinued businesses, as further discussed below, have been segregated from continuing operations and are reflected as discontinued operations for 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net revenue from discontinued operations	$—	$—	$—

Operating loss	(314)	(542)	(453)
Interest expense	(244)	(232)	(271)
(Loss) gain on disposal	—	(6)	9
Income tax benefit	179	242	250
Loss from discontinued operations, net of taxes	$(379)	$(538)	$(465)

PGiSend

On October 21, 2010, we completed the sale of our PGiSend messaging business through the sale of all of the issued and outstanding equity interests in our wholly-owned subsidiaries, Xpedite and Premiere Global Services (UK) Limited, and the sale of certain assets of Premiere Conferencing (Canada) Limited to EasyLink for an aggregate net purchase price of $106.8 million.

The results of discontinued operations for 2014, 2013 and 2012 related to ongoing administration and resolution of residual liabilities not assumed by EasyLink in connection with the PGiSend sale.

We also allocated interest expense related to interest recognized on uncertain tax positions specific to our PGiSend discontinued operations in 2014, 2013 and 2012.

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Operations equipment	$93,776	$92,560
Furniture and fixtures	10,709	10,829
Office equipment	4,027	4,280
Leasehold improvements	34,792	31,684
Capitalized software	119,027	109,891
Construction in progress	16,431	12,759
Building	—	1,176
	278,762	263,179
Less accumulated depreciation and amortization	(177,808)	(157,455)
Property and equipment, net	$100,954	$105,724

 Assets under capital leases are included in property and equipment categories above. Total assets under capital leases at December 31, 2014 and 2013 are as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013
Capital leases	$7,969	$9,972
Less accumulated depreciation	(3,124)	(3,798)
Assets under capital lease, net	$4,845	$6,174

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable business segment at December 31, 2014, 2013 and 2012 (in thousands):

	North America	Europe	Asia Pacific	Total
Gross value at December 31, 2012	$364,563	$20,216	$5,417	$390,196
Accumulated impairment losses prior to December 31, 2012	(92,423)	—	—	(92,423)
Carrying value at December 31, 2012	272,140	20,216	5,417	297,773
Acquisitions	15,049	29,941	1,751	46,741
Impact of currency fluctuations	(1,455)	(953)	(724)	(3,132)
Carrying value at December 31, 2013	285,734	49,204	6,444	341,382
Acquisitions	52,883	920	—	53,803
Adjustments to prior acquisitions	(625)	(459)	(100)	(1,184)
Impact of currency fluctuations	(1,904)	(5,232)	(449)	(7,585)
Carrying value at December 31, 2014	$336,088	$44,433	$5,895	$386,416

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Goodwill due to the acquisitions of TalkPoint and Central Desktop has been determined on a consolidated basis and preliminarily allocated to reporting units. A formal allocation to reporting units has not yet been completed. Refer to Note 12 to our consolidated financial statements for additional information on goodwill acquired.

Intangible Assets

Summarized below are the carrying values and accumulated amortization by intangible asset class at December 31, 2014 and 2013 (in thousands):

	2014			2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Intangible assets:
Customer lists	$138,149	$(69,904)	$68,245	$131,943	$(63,564)	$68,379
Non-compete agreements	13,170	(6,891)	6,279	9,436	(5,851)	3,585
Developed technology	23,000	(1,843)	21,157	1,000	(1,000)	—
Other	8,809	(2,140)	6,669	8,003	(1,330)	6,673
Total intangible assets	$183,128	$(80,778)	$102,350	$150,382	$(71,745)	$78,637

We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our consolidated balance sheets until the patents are issued and trademarks are registered or abandoned. We had $1.0 million and $0.9 million of these assets recorded at December 31, 2014 and 2013, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets include $100.9 million of net intangible assets at December 31, 2014 that are subject to amortization. Intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. These amounts are incorporated into our valuation of assets acquired and liabilities assumed within Note 12 to our consolidated financial statements. Intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.0 million of trademarks. Amortization expense related to our other intangible assets for the years ended December 31, 2014, 2013 and 2012 was approximately $11.2 million, $3.5 million and $4.0 million, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year	Estimated amortization expense

2015	$15,177
2016	$14,746
2017	$13,742
2018	$12,838
2019	$11,122

7.     INDEBTEDNESS

Long-term debt and capital lease obligations at December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014	December 31, 2013
Borrowings on credit facility	$330,895	$270,139
Capital lease obligations	3,901	4,047
Subtotal	334,796	274,186
Less current portion	(1,971)	(1,719)
Total long-term debt and capital lease obligations	$332,825	$272,467

The fair value of our long-term debt and capital lease obligations approximated carrying value at December 31, 2014 and 2013. Fair value is determined using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality.

Future minimum lease payments under capital leases consist of the following at December 31, 2014 (in thousands):

2015	$2,134
2016	1,429
2017	400
Total minimum lease payments	3,963
Less amounts representing interest	62
Present value of minimum lease payments	3,901
Less current portion	(1,971)
$1,930

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentage for base rate loans and LIBOR loans were 1.25% and 2.25%, respectively, at December 31, 2014 under our credit facility. Our interest rate on LIBOR loans, which comprised the majority of our outstanding borrowings, as of December 31, 2014, was 2.44%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of December 31, 2014, the rate applied to the unused portion of our credit facility was 0.35%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At December 31, 2014, we had $330.9 million of borrowings and $3.3 million in letters of credit outstanding under our credit facility.

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

Our 2014 plan provides for a total of 4,959,944 shares authorized for issuances. A maximum of 1.0 million options, 1.0 million stock appreciation rights and 1.0 million performance-based stock awards may be granted under our 2014 plan in any one calendar year to any one grantee.

Our 2000 directors stock plan provides for a total of 1,900,000 shares authorized for issuance. Only non-employee directors can participate in, and we may only grant restricted stock and non-qualified stock options under, our directors plan.

Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. Included in the expense amounts are employer-related costs for taxes incurred upon vesting of awards which do not impact "Additional Paid-In Capital" in our consolidated balance sheets. The following table presents total equity-based compensation expense for restricted stock awards and non-qualified stock options included in the line items below in our consolidated statements of operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$664	$614	$482
Selling and marketing	2,832	2,391	1,340
Research and development	724	861	557
General and administrative	6,240	4,006	5,695
Equity-based compensation expense	$10,460	$7,872	$8,074

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity of our unvested restricted stock awards under our stock plans for the year ended December 31, 2014:

	Shares	Weighted- average grant date fair value
Unvested at December 31, 2013	1,943,760	$9.64
Granted	1,342,757	11.72
Vested/released	(861,218)	9.32
Forfeited	(127,647)	9.75
Unvested at December 31, 2014	2,297,652	$10.97

Included in the table above are 134,591 and 90,000 restricted stock units outstanding at December 31, 2014 and December 31, 2013, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012, was $11.72, $10.98 and $9.41, respectively. The aggregate fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012, was $10.1 million, $8.6 million and $8.1 million, respectively. As of December 31, 2014, we had $18.7 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted-average recognition period of approximately two years.

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

The following table summarizes the stock option activity under our stock plans for the year ended December 31, 2014:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Options outstanding at December 31, 2013	107,668	$11.29
Granted	—	—
Exercised	(85,334)	11.29
Expired	—	—
Options outstanding and exercisable at December 31, 2014	22,334	$11.30	0.37	$—

The total intrinsic value of options exercised was $0.2 million during the year ended December 31, 2014 and $0.0 million during each of the years ended December 31, 2013 and 2012. As of December 31, 2014, we had no remaining unvested stock options to be recorded as an expense in our consolidated statements of operations for future periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2014, 2013 and 2012, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.

Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding in 2014, 2013 and 2012 was the dilutive effect of unvested restricted shares, restricted stock units and stock options.

The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our consolidated financial statements (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Net income from continuing operations	$17,443	$18,854	$28,055
Weighted-average shares outstanding:
–Basic	45,593	46,214	47,596
Add dilutive unvested restricted shares	700	510	490
Add dilutive stock options	10	3	6
–Diluted	46,303	46,727	48,092
Basic net income per share from continuing operations	$0.38	$0.41	$0.59
Diluted net income per share from continuing operations	$0.38	$0.40	$0.58

The weighted-average diluted common shares outstanding excludes the effect of 0.1 million of restricted shares, out-of-the-money options and warrants, because their effect would be anti-dilutive for each of the years ended December 31, 2014, 2013 and 2012.

10.     PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Available-for-sale securities	$327	$3,537
Prepaid expenses	2,325	2,979
Other receivable	2,283	6,926
Prepaid direct costs	2,977	3,319
Prepaid software license	872	1,131
Prepaid software and hardware maintenance cost	1,438	1,559
Restricted cash	400	40
Other	2,914	3,154
	$13,536	$22,645

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Accrued wages and wage-related taxes	$9,427	$12,496
Accrued sales commissions	4,744	5,616
Employee benefits	1,922	1,440
Accrued professional fees	2,068	2,275
Deferred revenue	9,105	5,222
Deferred rent	1,433	1,652
Interest payable	2,442	2,276
Earn-out liability	4,727	—
Other	1,939	3,425
	$37,807	$34,402

Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states and local jurisdictions where we have not collected and remitted such taxes from our customers. During the years ended December 31, 2014 and 2013 respectively, $0.1 million and $0.9 million of payments of tax and interest related to the settlement of these state excise and sales tax contingencies were made.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. At December 31, 2014 and 2013, we had reserved $9.9 million and $8.3 million, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states or local taxing authorities may disagree with our method of assessing and remitting such taxes or additional states or local taxing authorities may subject us to inquiries regarding such taxes.

11.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at December 31, 2014 and 2013 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement dates of December 31, 2014 and December 31, 2013, respectively; therefore, the fair value of this investment was based on Level 1 inputs. In February 2014, we sold 50% of this asset for approximately $1.0 million realizing a gain of $0.5 million. This gain is reflected in "Other, net" in our consolidated statements of operations. The balance of this investment was included as a component of “Prepaid expenses and other current assets” in our consolidated balance sheets as of December 31, 2014 and 2013.

As further discussed in Note 12, we recorded a contingent consideration liability in connection with our acquisitions of Powwownow, TalkPoint and Central Desktop. The fair value of the liabilities were estimated using internal forecasts with inputs that are not observable in the market, and thus represent Level 3 fair value measurements. The inputs in the Level 3 measurements are not supported by market activity, as they are probability assessments of the sales related to Powwownow and expected future sales related to our acquisitions of TalkPoint and Central Desktop during their earn-out periods.

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	December 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$327	$327	$—	$—	$3,537	$3,537	$—	$—
Total	$327	$327	$—	$—	$3,537	$3,537	$—	$—

	December 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Liabilities:
Earn-out liability	$4,727	$—	$—	$4,727	$—	$—	$—	$—
Long-term Liabilities:
Earn-out liability	6,545	—	—	6,545	3,841	—	—	3,841
Total	$11,272	$—	$—	$11,272	$3,841	$—	$—	$3,841

Non-recurring Fair Value Measurement

We are required to record certain assets and liabilities at fair value on a non-recurring basis. Generally, assets and liabilities recorded at fair value on a non-recurring basis are the result of impairment charges.

As of December 31, 2014, we had no assets or liabilities recorded at fair value on a non-recurring basis. During the year ended December 31, 2013, we measured certain non-financial assets at fair value due to impairment made by market conditions. The following tables depict the non-recurring fair value measurements during the years ended December 31, 2014 and 2013 discussed below by asset category and the level within the fair value hierarchy in which the related assumptions were derived (in thousands):

December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Land, building and improvements	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses

Land, building and improvements	$786	$—	$786	$—	$964
	$786	$—	$786	$—	$964

During the year ended December 31, 2013, we wrote down one of our facilities in Europe with a carrying amount of $1.8 million, including land, building and improvements, to its fair value of $0.8 million, based on quoted prices for similar assets in the market. During the year ended December 31, 2014, we sold the facility for $0.8 million.

12.    ACQUISITIONS
In accordance with ASC Topic 805, “Business Combinations,” we account for acquisitions by applying the acquisition method of accounting. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. None of our acquisitions presented below were significant, individually or in the aggregate, under Rule 3-05 and Article 11 of SEC Regulation S-X. Our 2014 acquisitions, in aggregate, contributed net revenue and net loss from continuing operations of $6.8 million and $0.1 million, respectively, which are included in our consolidated statements of operations for the year ended December 31, 2014.
Central Desktop
On October 16, 2014, we completed the acquisition of Central Desktop, a leading cloud-based team workspace platform, by acquiring all of Central Desktop’s outstanding stock via merger. The following table summarizes the preliminary consideration paid for Central Desktop (in thousands):

Negotiated sales price	$25,000
Preliminary working capital and other adjustments	76
Preliminary purchase price	$25,076
In addition, the Central Desktop merger agreement provides for a potential earn-out payment to the sellers based on its annual revenue growth in 2015. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand. We incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2014. Central Desktop’s financial results since its acquisition date are included in our North America segment.

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
In addition, the TalkPoint purchase agreement provides for a potential earn-out payment to the sellers based on its annual revenue growth in 2015. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand. We incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2014. TalkPoint’s financial results since its acquisition date are included primarily in our North America segment.

Powwownow
On December 3, 2013, we completed the acquisition of Powwownow, a U.K.-based conferencing and collaboration provider focused on small and midsize businesses, by acquiring all of Powwownow's outstanding stock. The following table summarizes the consideration paid for Powwownow (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Negotiated sales price	$53,183
Working capital and other adjustments	(684)
Purchase price	$52,499
In addition, the Powwownow purchase agreement provides for an earn-out payment to the sellers based on its annual revenue growth in 2014. We funded the acquisition through borrowings under our credit facility and incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2013. Powwownow's financial results since its acquisition date are included in our Europe segment.

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
Valuation of Assets and Liabilities

The fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions have been recognized in our consolidated balance sheets based upon their values at their respective acquisition dates, as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on strategic and synergistic benefits that are expected to be realized from an expanded global customer base, including opportunities for us to sell our SaaS solutions to those customers, and opportunities to improve performance by leveraging best practices, operational expertise and global scale. The recognized goodwill for Central Desktop, TalkPoint, Powwownow and ACT are not expected to be deductible for income tax purposes. The valuations for Powwownow and ACT are final.

The preliminary fair values recorded for Central Desktop and TalkPoint were based upon preliminary valuations, and the estimates and assumptions used in such valuations are subject to change, which could be significant, within the measurement period (up to one year from each acquisition date). The primary areas of the preliminary valuations that are not yet finalized relate to amounts for income taxes including, but not limited to, current tax accounts, deferred tax accounts, amounts for uncertain tax positions and net operating loss carryforwards inclusive of associated limitations and valuation allowances, amounts for state and local excise and sales tax contingencies, the fair values of certain tangible assets and liabilities acquired, certain legal matters, the determination of identifiable intangible assets and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at each acquisition date during the measurement periods.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary valuation of the assets acquired and liabilities assumed for Central Desktop and TalkPoint and the final valuation of the assets acquired and liabilities assumed for Powwownow and ACT are as follows (in thousands):

	2014		2013
	Central Desktop Preliminary Valuation	TalkPoint Preliminary Valuation	Powwownow Valuation	ACT Valuation
Cash and equivalents	$193	$2	$1,295	$11,137
Other current assets	1,251	3,330	3,221	12,321
Property and equipment	217	403	889	2,861
Intangible assets	9,200	28,400	35,568	31,000
Deferred income taxes, net	954	463	—	3,026
Other assets	66	1,115	8,150	2,905
Total assets acquired	11,881	33,713	49,123	63,250

Current liabilities	5,817	1,454	4,349	12,969
Long-term liabilities	—	8,006	12,918	4,432
Deferred income taxes, net	3,461	—	5,987	9,933
Total liabilities assumed	9,278	9,460	23,254	27,334

Total identifiable net assets	2,603	24,253	25,869	35,916
Goodwill	22,473	31,330	26,630	15,569
Total net assets	$25,076	$55,583	$52,499	$51,485

Preliminary Valuation Adjustments for Central Desktop

We performed a preliminary valuation of the assets and liabilities of Central Desktop at its acquisition date. Adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Developed technology - Developed technology was the primary asset acquired in the Central Desktop acquisition. We valued developed technology using the relief from royalty approach. The developed technology was preliminarily valued at $6.0 million for the acquisition under this approach and will be amortized over seven years.

Customer relationships - Customer relationships were the secondary asset acquired in the Central Desktop acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. The customer relationships were preliminarily valued at $1.1 million for the acquisition under this approach and will be amortized over ten years.

Non-compete agreements - We valued non-compete agreements using the income approach, specifically based on the negative impact on the business that the individuals could have on revenue. The non-compete agreements were valued at $1.8 million for the Central Desktop acquisition under this approach and will be amortized over five years.

Trade names - We valued trade names using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade names, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade names after applying a royalty rate to the overall revenue. The trade names were valued at $0.3 million for the Central Desktop acquisition under this approach and will be amortized over two years.

Earn-out - We recorded a contingent consideration liability of approximately $2.9 million as of the acquisition date related to the Central Desktop earn-out, included in “Accrued expenses” under “Current Liabilities” in our consolidated balance sheet. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 11. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Central Desktop during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as acquisition-related costs in our consolidated statements of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preliminary Valuation Adjustments for TalkPoint

We performed a preliminary valuation of the assets and liabilities of TalkPoint at its acquisition date. Adjustments as a result of the preliminary valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $1.1 million in connection with the TalkPoint acquisition, which is included above in "Other assets." The indemnification asset represents reimbursements we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the TalkPoint purchase agreement. We recorded offsetting net contingent tax liabilities of $1.1 million in connection with the recognition of the indemnification asset. The tax contingencies are included in “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets.

Developed technology - Developed technology was the primary asset acquired in the TalkPoint acquisition. We valued developed technology using the relief from royalty approach. The developed technology was preliminarily valued at $16.0 million for the acquisition under this approach and will be amortized over seven years.

Customer relationships - Customer relationships were the secondary asset acquired in the TalkPoint acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. The customer relationships were preliminarily valued at $9.5 million for the acquisition under this approach and will be amortized over ten years.

Non-compete agreements - We valued non-compete agreements using the income approach, specifically based on the negative impact on the business that the individuals could have on revenue. The non-compete agreements were valued at $2.2 million for the TalkPoint acquisition under this approach and will be amortized over five years.

Trade names - We valued trade names using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade names, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade names after applying a royalty rate to the overall revenue. The trade names were valued at $0.7 million for the TalkPoint acquisition under this approach and will be amortized over two years.

Earn-out - We recorded a contingent consideration liability of approximately $6.4 million as of the acquisition date related to the Talkpoint earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 11. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of TalkPoint during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as acquisition-related costs in our consolidated statements of operations.

Valuation Adjustments for Powwownow

We finalized the valuation of the assets and liabilities of Powwownow at its acquisition date. Adjustments as a result of the valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $8.2 million in connection with our Powwownow acquisition, which is included in "Other assets." The indemnification asset represents reimbursement we reasonably expect to receive primarily from escrow funds currently held by a financial institution pursuant to the Powwownow purchase agreement. We recorded an offsetting contingent tax liability of $8.0 million and related interest payable of $0.2 million in connection with the recognition of the indemnification asset. The tax contingency is included in “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade names - We valued trade names using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the trade names, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the trade names after applying a royalty rate to the overall revenue. The trade names were valued at $4.4 million for the Powwownow acquisition under this approach and will be amortized over ten years.

Earn-out - We recorded a contingent consideration liability of approximately $3.8 million as of the acquisition date related to the Powwownow earn-out. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 11. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Powwownow during the earn-out period. The earn-out was re-measured quarterly, with the change being reflected as acquisition-related costs in our consolidated statements of operations. During 2014, we re-measured this liability, resulting in a reduction in value of $1.9 million based upon revisions to our internal forecasts. This $1.9 million liability is included in "Accrued expenses" under "Current Liabilities" and "Long-term Liabilities" in our consolidated financial statements. See Note 11 for additional information.

Deferred tax liabilities, net - $6.0 million was recorded to adjust deferred taxes for the preliminary fair value adjustments made in accounting for our Powwownow acquisition.

Valuation Adjustments for ACT

We finalized the valuation of the assets and liabilities of ACT at its acquisition date. Adjustments as a result of the valuation and the bases for their determination are summarized as follows:

Indemnification asset - We recognized an indemnification asset of $3.7 million in connection with our ACT acquisition. Of this amount, $1.1 million is included above in "Other current assets" and $2.6 million is included in "Other assets." The indemnification asset represents reimbursement we reasonably expect to receive from escrow funds currently held by a financial institution pursuant to the ACT merger agreement. We recorded an offsetting uncertain tax position of $3.4 million, net of a $0.2 million federal income tax benefit of state income tax, and related interest payable of $0.3 million in connection with the recognition of the indemnification asset. The income tax contingency is included above in “Long-Term Liabilities.”

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

During 2014, we made changes to estimates in goodwill totaling $0.9 million to our final valuation of current assets and liabilities.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Central Desktop and TalkPoint Preliminary Pre-Acquisition Contingencies Assumed

We have evaluated and continue to evaluate pre-acquisition contingencies relating to Central Desktop and TalkPoint that existed as of each acquisition date. Based on our evaluation to date, we have preliminarily determined that certain pre-acquisition contingencies are probable in nature and estimable as of each acquisition date. Accordingly, we have recorded our best estimates for these contingencies as part of the preliminary valuation of the assets and liabilities acquired. We continue to gather information relating to all pre-acquisition contingencies that we have assumed. Any changes to the pre-acquisition contingency amounts recorded during the measurement period will be included in the final valuation and related amounts recognized. Subsequent to the end of the measurement period, any adjustments to pre-acquisition contingency amounts will be reflected in our results of operations.

Other Acquisitions

Copper

On August 1, 2013, we acquired substantially all of the assets and assumed certain liabilities of the conferencing services business of Copper, a U.S.-based audio and web conferencing services provider and an existing reseller of PGi conferencing services, for $10.3 million, including a $0.2 million working capital adjustment finalized in December 2013. We funded the acquisition through borrowings under our credit facility and incurred $0.4 million of direct transaction costs, which are recorded in acquisition-related costs for the year ended December 31, 2013.
Copper's financial results since its acquisition date are included in our North America segment. The primary assets acquired as part of the Copper acquisition were customer relationships totaling $6.4 million and goodwill of $3.3 million. The recognized goodwill for Copper is expected to be deductible for income tax purposes.

13.     EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution plan covering substantially all of our U.S. employees. Although we may make discretionary contributions for the benefit of employees under this plan, such matching contributions have been suspended since 2010. In 2014, 2013 and 2012, amounts expensed included both mandatory and discretionary contributions in certain countries outside the United States and were approximately $2.3 million, $2.1 million and $1.8 million, respectively.

14.     COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease office space, computer and other equipment and automobiles under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$20,434
2016	16,270
2017	13,629
2018	10,327
2019	5,254
Thereafter	8,782
Net minimum lease payments	$74,696

Included in our future minimum lease payments is an aggregate of $0.1 million for leases included in our restructuring efforts. Rent expense under operating leases was $12.5 million, $11.9 million and $11.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, facilities rent was reduced by approximately $0.2 million, $0.5 million and $1.2 million, respectively, associated with contractual obligations provided for in the restructuring charge.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligation

Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. In instances where our lease agreements either contain make-whole provision clauses or subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Long-Term Liabilities” and “Current Liabilities” in our consolidated balance sheets. For the year ended December 31, 2014, asset retirement obligations increased by approximately $0.2 million primarily as a result of new office leases signed during the period. Our asset retirement obligation liability balance was $1.4 million and $1.2 million at December 31, 2014 and 2013, respectively.

Supply Agreements

We purchase voice and data services pursuant to supply agreements with telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements totaling approximately $6.2 million, $2.7 million and $0.7 million for 2015, 2016 and 2017, respectively. Our total minimum purchase requirements were approximately $10.8 million, $7.4 million and $28.5 million in 2014, 2013 and 2012, respectively, of which we incurred costs in excess of these minimums.

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

State Telecommunications Excise Tax Matters

On March 19, 2013, we received notice of deficiencies from the New York State Department of Taxation and Finance, dated March 15, 2013, for telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite, for the tax years ended December 31, 2001 - 2006. The assessments totaled approximately $4.3 million, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, on which interest continues to accrue. We believe we are adequately reserved for this matter. We plan to vigorously contest these assessments. However, if the New York State Department of Taxation’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     CONSOLIDATED STATEMENT OF CASH FLOWS INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

	2014	2013	2012
Cash paid for interest	$7,529	$5,065	$5,721
Income tax payments	$6,943	$7,376	$7,221
Income tax refunds	$1,352	$1,060	$1,697
Capital lease additions	$2,016	$2,708	$1,722
Capitalized interest	$312	$274	$212

At December 31, 2014, 2013 and 2012, we had capital expenditures in total current liabilities of $2.6 million, $2.4 million and $3.5 million, respectively.

In August 2014, we amended our credit facility to increase capacity, extend the term and lower pricing. The amended credit facility consists of a $350.0 million revolver, a $150.0 million term A loan and an uncommitted $75.0 million accordion feature. We paid $1.1 million in cash for certain fees and expenses related to the amendment.

In August 2013, we amended our credit facility to increase capacity, extend the term and lower pricing. The amended credit facility consisted of a $350.0 million revolver, a $50.0 million term A loan and an uncommitted $75.0 million accordion feature. We paid $1.3 million in cash for certain fees and expenses related to the amendment.

16.    INCOME TAXES

The components of income from continuing operations before expense for income taxes for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
United States	$2,329	$13,057	$12,086
Foreign	19,410	14,859	21,414
Total	$21,739	$27,916	$33,500

Income tax expense (benefit) from continuing operations for 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Current:
Federal	$(310)	$574	$1,897
State	397	252	227
Foreign	6,036	5,168	7,643
Total current	6,123	5,994	9,767
Deferred:
Federal	1,063	2,385	(4,445)
State	(933)	1,157	371
Foreign	(1,957)	(474)	(248)
Total deferred	(1,827)	3,068	(4,322)
Income tax expense	$4,296	$9,062	$5,445

The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2014, 2013 and 2012 is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014	2013	2012
Federal rate	$7,609	$9,770	$11,725
State taxes, net of federal benefit	(655)	1,358	518
Foreign taxes	(2,296)	(597)	(454)
Foreign tax credit	(1,221)	(293)	(8,236)
Change in valuation allowance	1,454	(639)	—
R&D credit	(1,095)	(1,602)	(454)
Non-deductible employee compensation	285	108	249
Acquisition-related costs	963	914	—
Other, net	69	118	478
Uncertain tax positions	(817)	(75)	1,619
Income taxes at our effective rate	$4,296	$9,062	$5,445

Excess tax windfalls of approximately $0.5 million in 2014 and $0.5 million in 2013, and excess tax shortfalls of $0.1 million in 2012 are associated with restricted stock award releases and non-qualified stock option exercises, the impact of which was recorded directly to additional paid-in capital.

Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$14,361	$18,610
Capital loss carryforwards	16,404	16,175
Accrued expenses	6,864	7,988
Other assets	7,818	4,893
R&D credit	3,705	2,824
Foreign tax credits	25,799	25,305
Gross deferred tax assets	74,951	75,795
Valuation allowance	(27,503)	(29,087)
Total deferred tax assets	47,448	46,708
Deferred tax liabilities:
Property and equipment	(15,751)	(19,308)
Intangible assets	(44,188)	(39,639)
Other liabilities	(2,190)	(2,375)
Total deferred tax liabilities	(62,129)	(61,322)
Deferred income taxes, net	$(14,681)	$(14,614)

At December 31, 2014, we had federal income tax net operating loss carryforwards of approximately $2.9 million, which will begin to expire in 2018. The utilization of some of our net operating losses is subject to tax code Section 382 limitations related to one of our previous acquisitions. We had federal capital loss carryforwards of approximately $42.6 million expiring in 2014 and 2015. We had foreign income tax net operating loss carryforwards of approximately $28.1 million, some of which have expiration years beginning in 2015 and some of which have unlimited carry forward periods. We also had tax credit carryforwards of approximately $33.2 million with expiration dates between 2018 and 2033. If certain substantial changes to our ownership occur, there could be additional annual limitations on the amount of the carryforwards that can be utilized.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affiliate. The undistributed earnings of our foreign subsidiaries that are considered permanently reinvested and have not been remitted to the United States totaled $54.0 million and $44.8 million as of December 31, 2014 and 2013, respectively. We made the determination of permanent reinvestment on the basis of sufficient evidence that demonstrates that we will invest the undistributed earnings overseas indefinitely for use in working capital, as well as foreign acquisitions and expansion. The determination of the amount of the unrecognized deferred U.S. income tax liability related to the undistributed earnings is not practicable; however, unrecognized foreign income tax credits would be available to reduce a portion of this liability.

A reconciliation of unrecognized tax benefits at the beginning and end of the years presented is as follows (in thousands):

	2014	2013	2012
Balance at January 1,	$9,422	$5,410	$3,447
Additions for tax positions for the current year	473	455	1,749
Additions for tax positions for prior years	886	4,866	842
Reductions for tax positions for prior years	(1,046)	(309)	(56)
Settlements with taxing authorities	(273)	—	—
Expiration of the statute of limitations	(1,249)	(1,000)	(572)
Balance at December 31,	$8,213	$9,422	$5,410

Upon resolution, unrecognized tax benefits of $6.9 million and $7.7 million as of December 31, 2014 and 2013, respectively, would affect our annual effective tax rate. The unrecognized tax benefits at December 31, 2014 are included in “Other assets” and “Accrued expenses” under “Long-Term Liabilities” in our consolidated balance sheets. As of December 31, 2014, we anticipate that approximately $0.1 million of unrecognized tax benefits associated with certain state and local income taxes will be settled over the next 12 months. In addition, we anticipate that the statute of limitations will expire over the next 12 months for approximately $0.4 million of unrecognized tax benefits associated with foreign reorganizations that occurred during pre-acquisition periods for certain acquired legal entities.

We recognize interest and penalties related to uncertain tax positions in “Interest expense” and “Operating expenses,” respectively, in our consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012, we recognized interest and penalties expense of $0.2 million, $0.5 million, and $0.3 million, respectively. As of December 31, 2014 and 2013, we had accrued interest and penalties of approximately $4.0 million and $3.7 million, respectively, related to uncertain tax positions. As interest and penalties are classified as “Interest expense” and “Operating expenses,” respectively, the accrual or recognition of interest and penalties from the associated uncertain tax positions will not affect our annual effective tax rate.

In the normal course of business, we are subject to inquiries and routine income tax audits from U.S. and non-U.S. tax authorities with respect to income taxes. In major tax jurisdictions, tax years 2001 to 2014 remain subject to income tax examinations by tax authorities. These inquiries may result in adjustments to the timing or amount of taxable income and deductions or the allocation of income among tax jurisdictions.

An analysis of our deferred tax asset valuation allowances is as follows (in thousands):

Balance as of December 31, 2011,	$24,145
Additions	2,416
Deductions	—
Balance as of December 31, 2012,	26,561
Additions	6,322
Deductions	(3,796)
Balance at December 31, 2013,	29,087
Additions	2,692
Deductions	(4,276)
Balance at December 31, 2014	$27,503

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our valuation allowance at December 31, 2014 primarily relates to certain federal, state and foreign net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the year ended December 31, 2014, our valuation allowance increased by approximately $2.7 million primarily as a result of net operating losses from certain legal entities acquired during 2013 and decreased approximately $4.3 million primarily as a result of 2013 changes to the apportionment factors of certain U.S. state jurisdictions and the write-off of certain federal net operating losses due to statutorily determined limitations.

During the year ended December 31 2013, our valuation allowance increased by approximately $6.3 million primarily as a result of net operating losses from certain legal entities acquired during 2013 and decreased approximately $3.8 million primarily as a result of 2013 changes to the apportionment factors of certain U.S. state jurisdictions and the write-off of certain federal net operating losses due to statutorily determined limitations.

During the year ended December 31, 2012, our valuation allowance increased by approximately $2.4 million, primarily as a result of an increase in the valuation reserves placed on the capital loss carryforwards related to our PGiSend sale.

17.     SEGMENT REPORTING

We manage our operations on a geographic regional basis, with segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Our North America segment is primarily comprised of operations in the United States and Canada. We present “Operating income” for each of our segments as a measure of segment profit. Our chief operating decision makers use operating income without the impact of income taxes and other non-operating items internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit on an ongoing basis. No single customer accounted for more than 10% of net sales for the years ended December 31, 2014, 2013 and 2012.
The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Segments
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2014:
Statements of operations:
Conferencing services revenue	$277,082	$122,271	$53,962	$453,315
SaaS revenue	37,200	12,575	2,960	52,735
Resold services revenue	41,515	12,281	7,225	61,021
Net revenue	355,797	147,127	64,147	567,071
Depreciation	27,886	4,844	2,496	35,226
Amortization	6,251	4,661	323	11,235
Asset impairments	4,978	—	—	4,978
Operating income (loss)	(6,082)	33,587	2,285	29,790
Interest expense	(8,828)	(545)	(5)	(9,378)
Interest income	11	8	10	29
Income tax expense	1,303	2,934	59	4,296
Balance sheets:
Intangibles, net of amortization	65,451	34,244	2,655	102,350
Property and equipment, net	83,740	11,038	6,176	100,954
Total assets	575,379	150,465	30,386	756,230
Expenditures for long-lived assets:
Capital expenditures	30,080	2,522	2,593	35,195

Year ended December 31, 2013:
Statements of operations:
Conferencing services revenue	$276,210	$93,624	$58,352	$428,186
SaaS revenue	24,284	6,972	2,327	33,583
Resold services revenue	44,860	14,522	5,714	65,096
Net revenue	345,354	115,118	66,393	526,865
Depreciation	27,244	4,123	2,391	33,758
Amortization	2,878	509	109	3,496
Asset impairments	238	958	—	1,196
Operating income	6,165	25,927	2,645	34,737
Interest expense	(6,784)	(342)	(26)	(7,152)
Interest income	81	4	32	117
Income tax expense	6,104	2,730	228	9,062
Balance sheets:
Intangibles, net of amortization	34,316	41,213	3,108	78,637
Property and equipment, net	85,639	13,629	6,456	105,724
Total assets	507,141	148,892	42,075	698,108
Expenditures for long-lived assets:
Capital expenditures	25,451	3,361	2,962	31,774

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Segments (continued)
	North America	Europe	Asia Pacific	Consolidated
Year ended December 31, 2012:
Statements of operations:
Conferencing services revenue	$274,010	$86,702	$55,987	$416,699
SaaS revenue	15,446	2,507	974	18,927
Resold services revenue	47,380	16,279	5,996	69,655
Net revenue	336,836	105,488	62,957	505,281
Depreciation	26,901	3,369	2,212	32,482
Amortization	2,716	1,265	—	3,981
Asset impairments	861	18	—	879
Operating income	9,853	27,279	4,294	41,426
Interest (expense) income	(7,091)	(248)	172	(7,167)
Interest income	24	19	6	49
Income tax expense (benefit)	(209)	5,206	448	5,445
Balance sheets:
Intangibles, net of amortization	7,384	—	—	7,384
Property and equipment, net	86,396	12,208	6,009	104,613
Total assets	455,345	59,283	31,175	545,803
Expenditures for long-lived assets:
Capital expenditures	23,843	5,802	2,693	32,338

18.    SUBSEQUENT EVENTS
On February 5, 2015, we acquired Modality, a dedicated Microsoft Lync services and software firm with offices in London, Seattle, San Jose and Sydney. The purchase price of $17.5 million, subject to net working capital adjustments, was funded through borrowings under our credit facility. This acquisition is not material to our consolidated results.

In February and March 2015 through the filing of this annual report, we repurchased an aggregate of 1,529,354 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $14.2 million at an average price of $9.29 per share.

SELECTED QUARTERLY FINANCIAL DATA

The following table presents certain unaudited quarterly consolidated statement of operations data from continuing operations for each of the eight quarters in the periods ended December 31, 2014 and 2013. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases with amounts related to our discontinued businesses reclassified as discontinued operations. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(unaudited in thousands, except per share data)
Year Ended December 31, 2014
Net revenues	$143,239	$144,287	$140,383	$139,162	$567,071
Cost of revenue	59,542	59,001	57,965	56,055	232,563
Gross profit	83,697	85,286	82,418	83,107	334,508
Operating income	10,367	10,852	3,657	4,914	29,790
Income from continuing operations	5,270	6,133	2,646	3,394	17,443
Loss on discontinued operations	(65)	(118)	(100)	(96)	(379)
Net income	$5,205	$6,015	$2,546	$3,298	$17,064
Basic net income (loss) per share:
Continuing operations	$0.11	$0.13	$0.06	$0.08	$0.38
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income per share	$0.11	$0.13	$0.06	$0.07	$0.37
Diluted net income (loss) per share:
Continuing operations	$0.11	$0.13	$0.06	$0.07	$0.38
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income per share	$0.11	$0.13	$0.06	$0.07	$0.37

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Unaudited in thousands, except per share data)
Year Ended December 31, 2013
Net revenue	$129,492	$132,178	$130,570	$134,625	$526,865
Cost of revenue	55,507	56,856	56,203	57,428	225,994
Gross profit	73,985	75,322	74,367	77,197	300,871
Operating income	11,571	11,506	8,582	3,078	34,737
Income (loss) from continuing operations	7,181	8,108	4,845	(1,280)	18,854
Loss on discontinued operations	(103)	(133)	(182)	(120)	(538)
Net income (loss)	$7,078	$7,975	$4,663	$(1,400)	$18,316
Basic net income (loss) per share:
Continuing operations	$0.16	$0.18	$0.10	$(0.03)	$0.41
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income (loss) per share	$0.15	$0.17	$0.10	$(0.03)	$0.40
Diluted net income (loss) per share:
Continuing operations	$0.15	$0.17	$0.10	$(0.03)	$0.40
Discontinued operations	0.00	0.00	0.00	0.00	(0.01)
Net income (loss) per share	$0.15	$0.17	$0.10	$(0.03)	$0.39

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the second half of 2014, we completed our acquisitions of TalkPoint and Central Desktop. As permitted by the SEC, management has elected to exclude TalkPoint and Central Desktop from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. TalkPoint and Central Desktop, on an aggregate basis, represented 1.2% of our consolidated net revenue and 1.3% of our consolidated total assets (excluding goodwill and identifiable intangible assets of 11.9%) for the year ended and as of December 31, 2014, respectively.

Based on our evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting, we have excluded TalkPoint and Central Desktop and are currently in the process of integrating these acquisitions into our overall internal control over financial reporting process.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Premiere Global Services, Inc.:

We have audited Premiere Global Services, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting as set forth in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Premiere Global Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired TalkPoint and Central Desktop during the year ended December 31, 2014. The Company's management excluded TalkPoint and Central Desktop from its assessment of internal control over financial reporting as of December 31, 2014. TalkPoint and Central Desktop, on an aggregate basis, represented 1.2% of the Company’s consolidated net revenues and 1.3% of the Company’s consolidated total assets (excluding goodwill and identifiable intangible assets of 11.9%) for the year ended and as of December 31, 2014, respectively. Our audit of internal control over financial reporting of the Company as of December 31, 2014 also excluded an evaluation of the internal control over financial reporting of these acquisitions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Atlanta, Georgia
March 16, 2015

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2015 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters - Committees of the Board of Directors —Compensation Committee,” “—Compensation Committee Interlocks and Insider Participation,” “- Director Compensation,” “- Director Compensation for Fiscal Year 2014” and “Compensation Committee Report,” which shall not be deemed filed in this annual report, “Compensation Discussion and Analysis” and “Executive Compensation.”

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters - Independent Directors,” “- Committees of the Board of Directors —Audit Committee,”
“—Compensation Committee,” “—Nominating and Governance Committee” and “Certain Transactions.”

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

3.     Exhibits

The exhibits filed with this annual report are listed on the “Exhibit Index” following the signature page of this annual report, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Global Services, Inc.

By:	/s/ Boland T. Jones
Boland T. Jones, Chairman of the Board
and Chief Executive Officer

Date: March 16, 2015

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

Signature	Title	Date

/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 16, 2015

/s/ David E. Trine David E. Trine	Chief Financial Officer (principal financial and accounting officer)	March 16, 2015

/s/ K. Robert Draughon K. Robert Draughon	Director	March 12, 2015

/s/ John R. Harris John R. Harris	Director	March 9, 2015

/s/ W. Steven Jones W. Steven Jones	Director	March 13, 2015

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	March 12, 2015

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	March 13, 2015

EXHIBIT INDEX

Exhibit Number	Description
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

10.16
Acknowledgement, Consent and Ratification of Guarantor of Lease to the Sixth Amendment to Lease Agreement, dated September 23, 2013, by and between American Teleconferencing Services, Ltd. and Terminus Venture T100 LLC (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 17, 2014).

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

10.28
Amendment No. 2 dated as of December 20, 2011 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors,” the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2011).

10.29
Amendment No. 3 dated as of August 27, 2013 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as “Guarantors,” the Lenders party thereto, and Bank of America, N.A. as the Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended form time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 1013).

10.30
Amendment No. 4 dated as of August 27, 2014 by and among American Teleconferencing Services, Ltd., as a Borrower, the Registrant and certain Subsidiaries and Affiliates of the Borrower as "Guarantors," the Lenders party thereto, and Bank of America, N.A. as the Administrative Agent, which amends the certain Credit Agreement (as so amended and as amended from time to time) dated May 10, 2010 among the Borrower, the Registrant, the Guarantors, the Lenders party thereto and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 27, 2014).

10.31
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

10.33
1995 Stock Plan of the Registrant, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.34
Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005). +

10.35
Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 16, 1999)+

10.36
Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000). +

10.37
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

10.39
Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 18, 2008). +

Exhibit Number	Description
10.40
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

10.42
Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 9, 2011).+

10.43	Form of Performance-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2013, filed on April 3, 2013).+

10.44	Form of Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2013, filed on April 3, 2013).+

10.45	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2014).+

10.46	Premiere Global Services, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 24, 2014).+

10.47
Form of Restricted Stock Award Certificate under the Registrant’s 2014 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014).+

10.48
Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008). +

10.49
Amendment to Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2010). +

10.50
Form of Stock Option Agreement under the Registrant’s Amended and Restated 2000 Directors’ Stock Plan, as amended (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011). +

10.51
Form of Restriction Agreement for non-employee directors under the Registrant’s Amended and Restated 2000 Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008). +

.
10.52
Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2005), as amended on July 26, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2006), and as further amended on July 21, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 22, 2010). +

10.53
Revised Summary of the Registrant’s Non-Employee Director Compensation, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 18, 2013). +

10.54	Revised Summary of the Registrant's Non-Employee Director Compensation, effective as of January 1, 2015. +*

10.55	Form of Director Stock Deferral Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2010). +

10.56
Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2009 and dated September 3, 2010 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011). +

10.57
Amendment Number 2013 - 1 to the Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, effective January 1, 2013 and dated December 31, 2013 (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 17, 2014). +

Exhibit Number	Description
10.58	Amendment Number 2014 - 2 to the Restated Wells Fargo Defined Contribution Prototype Plan and Trust Agreement of the Registrant, dated December 30, 2014. +*

10.59
Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2005). +

10.60
First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006). +

10.61
Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007).+

10.62
Third Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008). +

10.63
Fourth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.64
Fifth Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated May 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2011).+

10.65
Severance Agreement between Boland T. Jones and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012). +

10.66
Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement, as amended, with the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2008, filed on October 14, 2008). +

10.67
Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.68
Restricted Stock Agreement between Boland T. Jones and the Registrant, dated January 13, 2010 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.69
Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006). +

10.70
First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007). +

10.71
Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2008). +

10.72
Third Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008). +

10.73
Fourth Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.74
Severance Agreement between Theodore P. Schrafft and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012). +

10.75
Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2010). +

Exhibit Number	Description
10.76
Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated July 29, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 30, 2010). +

10.77
Employment Agreement between David E. Trine and the Registrant dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2009). +

10.78
First Amendment to Employment Agreement between David Trine and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.79
Severance Agreement between David E. Trine and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012).+

10.80
Restricted Stock Agreement between David E. Trine and the Registrant, dated March 31, 2009, under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2009).+

10.81
Restricted Stock Agreement between David E. Trine and the Registrant dated June 30, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2012). +

10.82
Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 19, 2008). +

10.83
First Amendment to Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2008). +

10.84
Second Amendment to Amended and Restated Employment Agreement between David Guthrie and the Registrant dated January 13, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 15, 2010). +

10.85
Severance Agreement between David M. Guthrie and the Registrant dated December 20, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012). +

10.86
Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2011). +

10.87
Restricted Stock Agreement between David M. Guthrie and the Registrant dated March 31, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2011). +

21.1	Subsidiaries of the Registrant. *

23.1	Consent of KPMG LLP. *

23.2	Consent of Ernst & Young LLP. *

24.1	Power of Attorney (included on signature page). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. †

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. †
101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

† Furnished, not filed, herewith.