Form 10-Q
period 2015-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2015-05-08
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2015
Common Stock, $0.01 par value	46,468,474

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and equivalents	$28,073	$40,220
Accounts receivable (net of allowances of $610 and $557, respectively)	92,226	77,334
Prepaid expenses and other current assets	12,832	13,536
Income taxes receivable	1,084	1,897
Deferred income taxes, net	6,599	10,447
Total current assets	140,814	143,434
PROPERTY AND EQUIPMENT, NET	101,358	100,954
OTHER ASSETS
Goodwill	415,413	386,416
Intangibles, net of amortization	102,655	102,350
Deferred income taxes, net	2,662	2,342
Other assets	17,270	20,734
Total assets	$780,172	$756,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$54,922	$57,211
Income taxes payable	1,475	2,217
Accrued taxes, other than income taxes	15,691	17,562
Accrued expenses	51,875	37,807
Current maturities of long-term debt and capital lease obligations	1,988	1,971
Accrued restructuring costs	3,349	958
Deferred income taxes, net	19	17
Total current liabilities	129,319	117,743
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	354,798	332,825
Accrued restructuring costs	74	—
Accrued expenses	36,137	23,219
Deferred income taxes, net	25,392	27,453
Total long-term liabilities	416,401	383,497
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 46,483,474 and 47,378,794 shares issued and outstanding, respectively	468	475
Additional paid-in capital	430,173	442,585
Accumulated other comprehensive loss	(15,825)	(6,545)
Accumulated deficit	(180,364)	(181,525)
Total shareholders’ equity	234,452	254,990
Total liabilities and shareholders’ equity	$780,172	$756,230

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net revenue	$142,322	$143,239
Operating expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,156	59,542
Selling and marketing	37,055	37,836
General and administrative (exclusive of expenses shown separately below)	20,152	17,935
Research and development	5,750	4,505
Depreciation	8,572	8,666
Amortization	4,050	2,483
Restructuring costs	4,183	—
Asset impairments	23	—
Acquisition-related costs	573	1,905
Total operating expenses	137,514	132,872
Operating income	4,808	10,367
Other (expense) income
Interest expense	(2,621)	(2,100)
Interest income	8	9
Other, net	(247)	291
Total other expense, net	(2,860)	(1,800)
Income from continuing operations before income taxes	1,948	8,567
Income tax expense	561	3,297
Net income from continuing operations	1,387	5,270
Loss from discontinued operations, net of taxes	(226)	(65)
Net income	$1,161	$5,205
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	44,923	46,385
Basic net income (loss) per share (1)
Continuing operations	$0.03	$0.11
Discontinued operations	(0.01)	—
Net income per share	$0.03	$0.11
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	45,490	47,020
Diluted net income (loss) per share (1)
Continuing operations	$0.03	$0.11
Discontinued operations	—	—
Net income per share	$0.03	$0.11

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$1,161	$5,205
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	52	(1,475)
Net gain reclassified from accumulated other comprehensive income to net income	—	(468)
Translation adjustments	(9,332)	(80)
Total other comprehensive loss	(9,280)	(2,023)
Comprehensive (loss) income	$(8,119)	$3,182

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2014	$475	$442,585	$(181,525)	$(6,545)	$254,990
Net income	—	—	1,161	—	1,161
Other comprehensive loss	—	—	—	(9,280)	(9,280)
Equity-based compensation	—	2,807	—	—	2,807
Treasury stock purchase and retirement	(15)	(14,191)	—	—	(14,206)
Redemption of restricted shares, net	8	(1,049)	—	—	(1,041)
Income tax benefit from equity awards	—	21	—	—	21
BALANCE, March 31, 2015	$468	$430,173	$(180,364)	$(15,825)	$234,452

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,161	$5,205
Loss from discontinued operations, net of taxes	226	65
Net income from continuing operations	1,387	5,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,572	8,666
Amortization	4,050	2,483
Amortization of debt issuance costs	182	161
Payments for legal settlements and related expenses	(70)	—
Deferred income taxes	94	(22)
Restructuring costs	4,183	—
Payments for restructuring costs	(1,528)	(1,347)
Asset impairments	23	—
Equity-based compensation	2,972	2,227
Excess tax benefits from share-based payment arrangements	(78)	(250)
Provision for doubtful accounts	250	229
Acquisition-related costs	573	1,905
Cash paid for acquisition-related costs	(1,591)	(1,447)
Changes in working capital, net of business acquisitions	(7,596)	(3,746)
Net cash provided by operating activities from continuing operations	11,423	14,129
Net cash used in operating activities from discontinued operations	(287)	(42)
Net cash provided by operating activities	11,136	14,087
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,776)	(8,101)
Business acquisitions, net of cash acquired	(16,019)	—
Other investing activities, net	(147)	2,050
Net cash used in investing activities from continuing operations	(26,942)	(6,051)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash used in investing activities	(26,942)	(6,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(20,810)	(34,530)
Proceeds from borrowing arrangements	42,500	20,000
Payment of earn-out liability	(1,871)	—
Excess tax benefits of share-based payment arrangements	78	250
Purchase and retirement of treasury stock, at cost	(14,584)	(2,245)
Exercise of stock options	—	53
Net cash provided by (used in) financing activities from continuing operations	5,313	(16,472)
Net cash provided by (used in) financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	5,313	(16,472)
Effect of exchange rate changes on cash and equivalents	(1,654)	202
NET DECREASE IN CASH AND EQUIVALENTS	(12,147)	(8,234)
CASH AND EQUIVALENTS, beginning of period	40,220	44,955
CASH AND EQUIVALENTS, end of period	$28,073	$36,721

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION
Premiere Global Services, Inc., or PGi, is the world’s largest dedicated provider of collaboration software and services. We created iMeet®, an expanding portfolio of purpose-built applications designed to meet the daily collaboration and communications needs of business professionals, with solutions for web, video and audio conferencing, smart calendar management, webcasting, project management and sales productivity. PGi's award-winning unified communications and collaboration, or UC&C, solutions help nearly 50,000 businesses in 25 countries in our three segments in North America, Europe and Asia Pacific.
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three months ended March 31, 2015 are not indicative of the results that may be expected for the full fiscal year of 2015 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. At March 31, 2015 and December 31, 2014, we had $0.5 million and $0.4 million of restricted cash, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at March 31, 2015 and December 31, 2014 was earned but unbilled revenue of $8.3 million and $5.1 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Write-offs against the allowance for doubtful accounts were $0.2 million for each of the three months ended March 31, 2015 and 2014. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $183.6 million and $177.8 million as of March 31, 2015 and December 31, 2014, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” in our condensed consolidated balance sheets. We capitalized approximately $6.1 million and $4.5 million of these costs for the three months ended March 31, 2015 and 2014, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $3.7 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2014, the date of our most recent assessment. As of March 31, 2015, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
Total carrying value of our cost method investments was $1.1 million as of both March 31, 2015 and December 31, 2014 and was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented. Of this amount, $1.0 million is related to our investment in a privately-held cloud solutions provider.
In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment is based on the quoted price of our shares of such company on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" in our condensed consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $0.3 million as of both March 31, 2015 and December 31, 2014, and was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.
Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues from continuing operations consist primarily of usage fees generally based on per minute methods.

Our UC&C software-as-a-service, or SaaS, revenue consists of five primary components associated with our next-generation collaboration solutions:

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
product and our team workspace and project management platform. Subscription-based fees are considered service arrangements per the authoritative guidance; accordingly, fees related to subscription agreements are recognized ratably over the contract term, which is typically 12 months, and event-based fees are recognized when the event occurs;

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
USF Charges
In accordance with Federal Communications Commission rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenue" in our condensed consolidated statements of operations. Had we presented USF charges on a gross basis, net revenue and cost of revenue would have been $6.3 million and $6.8 million higher for the three months ended March 31, 2015 and 2014, respectively.
Foreign Currency Translation
The assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at our condensed consolidated balance sheet dates. Revenue and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive loss” component of shareholders’ equity. In addition, certain of our intercompany loans with foreign subsidiaries are considered to be permanently invested for the foreseeable future. Therefore, foreign currency exchange gains and losses related to these permanently invested balances are recorded in the “Accumulated other comprehensive loss” component of shareholders’ equity in our condensed consolidated balance sheets.
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the three months ended March 31, 2015, we repurchased 1,529,354 shares of our common stock for $14.2 million in the open market at an average price of $9.29 per share, pursuant to our board-approved stock repurchase program. During the three months ended March 31, 2014, we repurchased 180,362 shares of our common stock for $2.1 million in the open market at an average price of $11.73 per share, pursuant to our prior board-approved stock repurchase program.
During the three months ended March 31, 2015 and 2014, we redeemed 108,352 and 58,443 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholding obligations due upon the vesting of their restricted stock grants and remitted $0.4 million and $0.1 million, respectively, to the Internal Revenue Service on our employees’ behalf.

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
The following table summarizes acquisition-related costs incurred during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Professional fees	$311	$963
Integration-related costs	935	942
Earn-out adjustments	(673)	—
Total acquisition-related costs	$573	$1,905
For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the three months ended March 31, 2015 and 2014, we did not make any material payments related to the settlement of these state and excise sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We had reserved approximately $9.1 million and $9.9 million at each of March 31, 2015 and December 31, 2014, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves or new information becomes available, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.
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
Income tax expense for the three months ended March 31, 2015 and 2014 was $0.6 million and $3.3 million, respectively. The decrease in income tax expense during the three months ended March 31, 2015 compared to the same period in the prior year is primarily related to the decrease in income from continuing operations before income taxes for the three months ended March 31, 2015 compared to the same period of 2014.
We had $8.3 million and $8.2 million of unrecognized tax benefits as of March 31, 2015 and December 31, 2014, respectively. Upon resolution, $6.8 million and $6.9 million of unrecognized tax benefits would affect our annual effective tax rate as of March 31, 2015 and December 31, 2014, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at March 31, 2015 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the three months ended March 31, 2015, our valuation allowance decreased by $0.1 million primarily as a result of certain adjustments to the expected realizable value of certain foreign net operating losses.
New and Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The amendment modifies the presentation of unamortized debt issuance costs on our condensed consolidated balance sheets. Under the new guidance, we will present such amounts as a direct deduction from the face amount of the debt rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. We are still evaluating the impact of this guidance, but we do not expect it to be material to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13, or SAB Topic 13, when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. We are in the process of evaluating the impact that the updated standard will have on our consolidated financial position, results of operations and related disclosures.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. We adopted the provisions of this standard as the beginning of 2015. Given the nature of our current discontinued operations, the impact of adoption has been immaterial to our consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	RESTRUCTURING COSTS
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the three months ended March 31, 2015. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $1.5 million and $1.3 million during the three months ended March 31, 2015 and 2014, respectively. The components included in the reconciliation of the liability balances are as follows (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash (1)	Balance at
	December 31, 2014				March 31, 2015
Accrued restructuring costs:
Severance and exit costs	$842	$3,804	$(1,428)	$(184)	$3,034
Contractual obligations	116	379	(100)	(6)	389
Total restructuring costs	$958	$4,183	$(1,528)	$(190)	$3,423

(1) Non-cash includes the impact of currency fluctuations.

Realignment of Workforce – 2015

During the three months ended March 31, 2015, we recorded restructuring expenses of $4.2 million. For the 2015 realignment, we recorded $3.8 million of severance costs and eliminated approximately 80 positions in an effort to realign our international operations and ensure that our organizational structure is optimally aligned to take full advantage of our market opportunities. We also recorded $0.4 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.4 million in North America, $1.0 million in Europe and $1.8 million in Asia Pacific. Our reserve for the 2015 realignment was $2.9 million at March 31, 2015, which we anticipate will be paid within two years.

Realignment of Workforce – 2014

During 2014, we eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $0.6 million of severance costs and $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.6 million in Europe. Our reserve for the 2014 realignment was $0.2 million at March 31, 2015, which we anticipate will be paid within one year.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.3 million at March 31, 2015, which we anticipate will be paid within one year.

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating loss	$(288)	$(42)
Interest expense	(65)	(59)
Income tax benefit	127	36
Loss from discontinued operations, net of taxes	$(226)	$(65)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The results of discontinued operations for the three months ended March 31, 2015 and 2014 reflect ongoing administration and resolution of issues associated with residual liabilities not assumed by the purchaser of our PGiSend messaging business, which was sold in 2010.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2014 to March 31, 2015 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2014	$428,511	$44,433	$5,895	$478,839
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2014	336,088	44,433	5,895	386,416
Acquisitions	2,292	32,210	177	34,679
Adjustments to prior acquisitions	(25)	—	—	(25)
Impact of currency fluctuations	(1,729)	(3,580)	(348)	(5,657)
Carrying value at March 31, 2015	$336,626	$73,063	$5,724	$415,413

Goodwill is not subject to amortization but is subject to periodic reviews for impairment. Goodwill due to our recent acquisitions has been determined on a consolidated basis and preliminarily allocated to reporting units. A formal allocation to reporting units has not yet been completed. Refer to Note 10 to our condensed consolidated financial statements for additional information on goodwill acquired.
Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer lists	$138,228	$(70,685)	$67,543	$138,149	$(69,904)	$68,245
Non-compete agreements	14,383	(7,341)	7,042	13,170	(6,891)	6,279
Developed technology	23,390	(2,635)	20,755	23,000	(1,843)	21,157
Other	9,837	(2,522)	7,315	8,809	(2,140)	6,669
Total other intangible assets	$185,838	$(83,183)	$102,655	$183,128	$(80,778)	$102,350
We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $0.8 million and $1.0 million of these assets recorded as of March 31, 2015 and December 31, 2014, respectively.

Intangible assets include $101.1 million of net intangible assets at March 31, 2015 that are subject to amortization. Intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.1 million of trademarks.

Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Year	Estimated Annual Amortization Expense
2015	$16,338
2016	$15,963
2017	$14,378
2018	$13,000
2019	$11,247

6.INDEBTEDNESS
Long-term debt and capital lease obligations at March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Borrowings on credit facility	$353,205	$330,895
Capital lease obligations	3,581	3,901
Subtotal	356,786	334,796
Less current portion	(1,988)	(1,971)
Total long-term debt and capital lease obligations	$354,798	$332,825

Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.50%, respectively, at March 31, 2015 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, as of March 31, 2015, was 2.71%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of March 31, 2015, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At March 31, 2015, we had $353.2 million of borrowings and $3.2 million in letters of credit outstanding under our credit facility.

7.	EQUITY-BASED COMPENSATION
We may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to employees, officers, directors and consultants under our 2014 incentive plan, or 2014 plan, and our amended and restated 2000 directors stock plan, as amended, or 2000 directors stock plan. We issue both service and performance-based restricted stock awards and units to employees. Performance-based restricted stock awards and units are issued to certain key executives and other employees and vest based on financial performance metrics over the requisite service period. The compensation committee of our board of directors administers these stock plans. A total of 4,959,944 and 1,900,000 shares are authorized for issuance under our 2014 plan and 2000 directors stock plan, respectively.
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

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$163	$172
Selling and marketing	683	736
Research and development	266	127
General and administrative	1,860	1,192
Equity-based compensation expense	$2,972	$2,227
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
The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2014 to March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	2,297,652	$10.97
Granted	816,156	9.56
Vested/released	(412,130)	9.77
Forfeited	(62,808)	9.93
Unvested at March 31, 2015	2,638,870	$10.75
Included in the table above are 150,250 and 134,591 restricted stock units outstanding at March 31, 2015 and December 31, 2014, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.
The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2015 and 2014 was $9.56 and $12.05, respectively. The aggregate fair value of restricted stock vested was $3.9 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and the year ended December 31, 2014, we issued 318,869 and 626,928 shares, respectively, of our common stock relating to the vesting of restricted stock. As of March 31, 2015, we had $22.5 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted-average recognition period of approximately 2.2 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2014 to March 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	22,334	$11.30
Granted	—	—
Exercised	—	—
Expired	(11,000)	11.32
Options outstanding and exercisable at March 31, 2015	11,334	$11.29	0.25	$—
As of March 31, 2015, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2015 and 2014, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, restricted stock units and stock options for the three months ended March 31, 2015 and 2014.
The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income from continuing operations	$1,387	$5,270
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	44,923	46,385
Add effect of dilutive securities:
Unvested restricted stock	567	618
Stock options	—	17
Weighted-average shares outstanding - diluted	45,490	47,020
Basic net income per share from continuing operations	$0.03	$0.11
Diluted net income per share from continuing operations	$0.03	$0.11

The weighted-average diluted common shares outstanding for the three months ended March 31, 2015 and 2014 excludes the effect of 802,924 and 26,579 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at each of March 31, 2015 and December 31, 2014 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement date of March 31, 2015; therefore, the fair value of this investment was based on Level 1 inputs. In February 2014, we sold 50% of this asset for approximately $1.0 million realizing a gain of $0.5 million. This gain is reflected in "Other, net" in our condensed consolidated statements of operations. The balance of this investment was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets at each of March 31, 2015 and December 31, 2014.

As further discussed in Note 10, we recorded a contingent consideration liability in connection with our acquisitions of TalkPoint Holdings, L.L.C., or TalkPoint, and Central Desktop, Inc., or Central Desktop, and Modality Systems Limited, or Modality. The fair value of the liabilities were estimated using internal forecasts with inputs that are not observable in the market, and thus represent Level 3 fair value measurements. The inputs in the Level 3 measurements are not supported by market activity, as they are probability assessments of expected future sales related to our acquisitions of TalkPoint, Central Desktop and Modality during the earn-out period.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	March 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$334	$334	$—	$—	$327	$327	$—	$—
Total	$334	$334	$—	$—	$327	$327	$—	$—

	March 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Liabilities:
Earn-out liability	$15,010	$—	$—	$15,010	$4,727	$—	$—	$4,727
Long-term Liabilities:
Earn-out liability	$16,164	$—	$—	$16,164	$6,545	$—	$—	$6,545
Total	$31,174	$—	$—	$31,174	$11,272	$—	$—	$11,272
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

Valuation of Assets and Liabilities

The fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions have been recognized in our condensed consolidated balance sheets based upon their values at their respective acquisition dates, as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on strategic and synergistic benefits that are expected to be realized from an expanded global customer base, including opportunities for us to sell our UC&C SaaS solutions to those customers, and opportunities to improve performance by leveraging best practices, operational expertise and global scale. The recognized goodwill for Central Desktop and TalkPoint are not expected to be deductible for income tax purposes.

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

The preliminary valuation of the assets acquired and liabilities assumed for Central Desktop and TalkPoint are as follows (in thousands):

	Central Desktop Preliminary Valuation	TalkPoint Preliminary Valuation
Cash and equivalents	$193	$2
Other current assets	1,145	3,330
Property and equipment	302	403
Intangible assets	9,200	28,400
Deferred income taxes, net	954	463
Other assets	64	1,115
Total assets acquired	11,858	33,713

Current liabilities	5,782	1,442
Long-term liabilities	—	8,006
Deferred income taxes, net	3,461	—
Total liabilities assumed	9,243	9,448

Total identifiable net assets	2,615	24,265
Goodwill	22,461	31,318
Total net assets	$25,076	$55,583

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

Earn-out - We recorded a contingent consideration liability of approximately $2.9 million as of the acquisition date related to the Central Desktop earn-out, included in “Accrued expenses” under “Current Liabilities” in our condensed consolidated balance sheet. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Central Desktop during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as "Acquisition-related costs" in our condensed consolidated statements of operations.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Earn-out - We recorded a contingent consideration liability of approximately $6.4 million as of the acquisition date related to the Talkpoint earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of TalkPoint during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as "Acquisition-related costs" in our condensed consolidated statements of operations.

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

Other Acquisitions

Modality

On February 5, 2015, we acquired substantially all of the outstanding equity interests of Modality, a dedicated Microsoft Skype for Business services and software firm, for $17.5 million, subject to a net working capital adjustment. We funded the acquisition through borrowings under our credit facility and incurred $0.3 million of direct transaction costs, which are recorded in acquisition-related costs for the three months ended March 31, 2015. In addition, the Modality purchase agreement provides for potential earn-out payments to the sellers based on its annual revenue growth in 2015, 2016 and 2017. A total of $23.1 million was recorded at the acquisition date to reflect the fair value of the earn-out payments.
Modality's financial results since its acquisition date are included primarily in our Europe segment. Revenue and net income from Modality did not materially contribute to our consolidated results of operations. The primary asset acquired as part of the Modality acquisition was customer relationships totaling $3.6 million and other intangibles totaling $2.8 million. The recognized goodwill for Modality is not expected to be deductible for income tax purposes.
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
State Telecommunications Excise Tax Matter
On March 19, 2013, we received notice of deficiencies from the New York State Department of Taxation and Finance, dated March 15, 2013, for telecommunications franchise and gross excise taxes assessed on our former subsidiary, Xpedite Systems, LLC, or Xpedite, for the tax years ended December 31, 2001 - 2006. The assessments totaled approximately $4.3 million, including approximately $1.9 million in taxes and $2.4 million in accrued interest and penalties, on which interest continues to accrue. We believe we are adequately reserved for this matter. We are vigorously contesting these assessments. However, if the New York State Department of Taxation’s assessment is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. On April 24, 2015, we filed a motion for summary judgment with the Tax Court of New Jersey which, if resolved in our favor, may eliminate the entire amount of tax, interest and penalties related to the final determination. The motion is currently scheduled for oral argument on May 22, 2015. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.
Other Litigation and Claims
We are involved in other litigation matters and are subject to claims that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.
12.    SEGMENT REPORTING
We manage our operations on a geographic regional basis, with segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Revenue from our North America segment is recognized in the United States and Canada, and revenue from our Europe segment is primarily recognized in Ireland and the United Kingdom. We present "Operating income" for each of our segments as a measure of segment profit. Our chief operating decision makers use operating income without the impact of income taxes and other non-operating items internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit on an ongoing basis. No single customer accounted for more than 10% of net sales for the three months ended March 31, 2015 and 2014.
The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue:
North America	$90,745	$90,130
Europe	37,260	37,128
Asia Pacific	14,317	15,981
Consolidated	$142,322	$143,239
Net revenue by type:
Conferencing services revenue	$110,540	$116,388
UC&C SaaS revenue	18,746	10,733
Resold services revenue	13,036	16,118
Net revenue	$142,322	$143,239
Operating income (loss):
North America	$(1,515)	$1,872
Europe	8,288	8,033
Asia Pacific	(1,965)	462
Consolidated	$4,808	$10,367

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash paid for interest	$2,044	$1,749
Income tax payments	$1,415	$1,273
Income tax refunds	$1,362	$408
Capital lease additions	$608	$389
Capitalized interest	$76	$73

At March 31, 2015 and 2014, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $1.7 million and $1.4 million, respectively.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
PGi is the world’s largest dedicated provider of collaboration software and services. We created iMeet, an expanding portfolio of purpose-built applications designed to meet the daily collaboration and communications needs of business professionals, with solutions for web, video and audio conferencing, smart calendar management, webcasting, project management and sales productivity. PGi's award-winning UC&C solutions help nearly 50,000 businesses in 25 countries in our three segments in North America, Europe and Asia Pacific.
During 2015, we are continuing our strategy to transition PGi to a software model, focusing our sales and marketing efforts on growing the market awareness and adoption of our UC&C software suite. The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the first quarter ended March 31, 2015 include:

•	Acquired Modality, which was recently named a Microsoft Skype for Business elite launch partner;

•
Grew our UC&C SaaS revenue to $19.0 million (or $18.7 million including the approximately $0.3 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions) for the three months ended March 31, 2015, an increase of approximately 77% compared to the same period in 2014;

•	Increased our gross margin by approximately 140 basis points year-over-year to 59.8%, which was its highest level in five years; and

•
Repurchased an aggregate of 1,529,354 shares of our common stock for approximately $14.2 million in the open market at an average price of $9.29 per share pursuant to our board-approved stock repurchase program.

Our primary corporate objectives for the remainder of 2015 are focused on continuing to:

•	Acquire new customers with our UC&C software suite, including our iMeet and GlobalMeet product portfolios;

•	Develop and release additional upgrades and enhancements to our UC&C products to increase their functionality, improve their competitive positioning and grow their market opportunities; and

•	Transition our phone-based audio conferencing customers to our UC&C products.
We believe these strategic initiatives will further increase the addressable market opportunity for PGi and our solutions.
In the first three months of 2015, approximately 38% of our net revenue was generated outside the United States. Because we generate a significant portion of our net revenue from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first three months of 2015 negatively affected our net revenue by approximately $5.2 million as compared to the same period in 2014.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. Revenue increases during the first three months of 2015, which were primarily driven by our recent acquisitions, were offset by the negative effects of foreign currency exchange rates, resulting in a decrease in net revenue in the period to $142.3 million compared to $143.2 million in the same period in 2014.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of March 31, 2015, borrowings under our $575.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $353.2 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.
We intend to continue to invest in enhancing and expanding our UC&C software suite through our continuing technology innovation and platform development. In addition, we plan to continue to reinvest excess earnings this year in sales and marketing initiatives designed to accelerate sales of our collaborative software applications and our transition to a software model.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the three months ended March 31, 2015 are not indicative of the results that may be expected for the full fiscal year of 2015 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenue
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2015	2014	$	%
Net revenue:
North America	$90,745	$90,130	$615	0.7
Europe	37,260	37,128	132	0.4
Asia Pacific	14,317	15,981	(1,664)	(10.4)
Consolidated	$142,322	$143,239	$(917)	(0.6)
Percent of net revenue:
North America	63.8%	62.9%
Europe	26.2%	25.9%
Asia Pacific	10.0%	11.2%
Consolidated	100.0%	100.0%
Operating income (loss):
North America	$(1,515)	$1,872	$(3,387)
Europe	8,288	8,033	255
Asia Pacific	(1,965)	462	(2,427)
Consolidated	$4,808	$10,367	$(5,559)
Consolidated Net Revenue
The following tables detail the changes in consolidated net revenue from the three months ended March 31, 2014 to the three months ended March 31, 2015 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
March 31, 2014	$143,239	$90,130	$37,128	$15,981
Change in volume	103	(1,826)	829	1,100
Change in average selling prices and product mix	(4,716)	(3,804)	758	(1,670)
Acquisitions	8,933	6,663	2,188	82
Impact of fluctuations in foreign currency exchange rates	(5,237)	(418)	(3,643)	(1,176)
March 31, 2015	$142,322	$90,745	$37,260	$14,317
Net revenue decreased on a consolidated basis during the three months ended March 31, 2015 from the comparable prior year period primarily due to the negative effects of fluctuations in foreign currency exchange rates and decreased average selling prices as a result of price reductions to current customers. These decreases were partially offset by increased revenue from our recent acquisitions. Revenue from our UC&C SaaS solutions, which generate higher average gross margins than our traditional audio conferencing services, increased to $19.0 million (or $18.7 million including the approximately $0.3 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions) during the three months ended March 31, 2015, compared to $10.7 million during the same period in 2014.
Net revenue increased slightly in our North America segment due to our acquisitions, partially offset by decreased volume, which was primarily due to the previously disclosed partial loss of one of our larger enterprise audio conferencing customers, and decreased average selling prices. Fluctuations in foreign exchange rates negatively impacted North America by $0.4 million. Net revenue also increased slightly in Europe. This increase was primarily driven by our acquisitions, with additional increases due to volume as a result of newly acquired and existing large customers and average selling prices and product mix. These increases were offset in Europe by negative fluctuations in foreign exchange rates of $3.6 million. Net revenue decreased in Asia Pacific primarily due to decreases in average selling prices and product mix and a $1.2 million negative impact of fluctuations in foreign exchange rates. These decreases were partially offset by increased volume in the region, which was driven by newly acquired and existing large customers.
Cost of Revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands)
Cost of revenue:
North America	$36,957	$39,476	$(2,519)	(6.4)
Europe	12,577	11,721	856	7.3
Asia Pacific	7,622	8,345	(723)	(8.7)
Consolidated	$57,156	$59,542	$(2,386)	(4.0)

	Three Months Ended March 31,
	2015	2014
	% of Revenue
Cost of revenue:
North America	40.7	43.8
Europe	33.8	31.6
Asia Pacific	53.2	52.2
Consolidated	40.2	41.6
Consolidated cost of revenue as a percentage of net revenue decreased during the three months ended March 31, 2015 compared to the same period in 2014. This decrease was primarily due to the growth in sales of our higher margin UC&C SaaS solutions in all regions as well as additional cost reductions driven by fewer sales of our lower margin third-party products and reduced telecommunications expenses as a result of cost savings initiatives. Fluctuations in foreign currency exchange rates resulted in a $2.2 million decrease in cost of revenue on a consolidated basis during the three months ended March 31, 2015 compared to the same period in 2014.
The decrease in cost of revenue as a percentage of net revenue in North America for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the growth in sales of our higher margin UC&C SaaS solutions as well as additional cost reductions driven by decreased sales of our lower margin third-party products and reduced telecommunications expenses as a result of cost savings initiatives. The increase in cost of revenue as a percentage of revenue in Europe was attributable primarily to the impact of our Modality acquisition, which has higher cost of revenue due to the service nature of its business. The increase in cost of revenue as a percentage of revenue in Asia Pacific was primarily a result of the decrease in revenue in the region by $1.7 million during the three months ended March 31, 2015 compared to the same periods in 2014, while cost of revenue only decreased $0.7 million over the same period. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue of $0.1 million, $1.5 million and $0.6 million in North America, Europe and Asia Pacific, respectively, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands)
Selling and marketing expenses:
North America	$23,712	$21,795	$1,917	8.8
Europe	9,402	11,513	(2,111)	(18.3)
Asia Pacific	3,941	4,528	(587)	(13.0)
Consolidated	$37,055	$37,836	$(781)	(2.1)

	Three Months Ended March 31,
	2015	2014
	% of Revenue
Selling and marketing expenses:
North America	26.1	24.2
Europe	25.2	31.0
Asia Pacific	27.5	28.3
Consolidated	26.0	26.4
Consolidated selling and marketing expenses as a percentage of net revenue decreased slightly during the three months ended March 31, 2015 from the same period in the previous year. The decrease was driven by cost reductions in Europe and Asia Pacific as a result of efforts to reduce personnel related costs in Europe and reduced headcount in Asia Pacific. This decrease was partially offset by increased selling and marketing expenses in North America due to increased headcount of sales professionals in the region and the launch of advertising initiatives to further promote and drive broader awareness of our products. Fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $0.1 million, $1.2 million and $0.4 million in North America, Europe and Asia Pacific, respectively, over the three months ended March 31, 2015.
General and Administrative Expenses

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands)
General and administrative expenses:
North America	$15,082	$13,007	$2,075	16.0
Europe	2,938	3,117	(179)	(5.7)
Asia Pacific	2,132	1,811	321	17.7
Consolidated	$20,152	$17,935	$2,217	12.4

	Three Months Ended March 31,
	2015	2014
	% of Revenue
General and administrative expenses:
North America	16.6	14.4
Europe	7.9	8.4
Asia Pacific	14.9	11.3
Consolidated	14.2	12.5
General and administrative expenses on a consolidated basis increased during the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of increased personnel-related expenses due to higher headcount and our acquisitions of TalkPoint and Central Desktop. General and administrative expenses in North America increased as a result of increased personnel-related expenses due to higher headcount and our acquisitions of TalkPoint and Central Desktop. General and administrative expenses in Europe decreased during the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of a decrease in professional fees related to the timing of our 2013 ACT Teleconferencing, Inc., or ACT, and Via-Vox Limited, operating under the name Powwownow, acquisitions. General and administrative expenses increased in Asia Pacific during the three months ended March 31, 2015 as compared to the same period in 2014 due to the timing of professional fees and other miscellaneous costs. Fluctuations in foreign currency exchange rates did not have a significant effect on general and administrative expenses in North America. Fluctuations in foreign currency exchange rates positively impacted the decrease in general and administrative expenses in Europe by $0.4 million. Fluctuations in foreign currency exchange rates mitigated the increase in general and administrative expenses in Asia Pacific by $0.2 million.

Research and Development Expenses
Consolidated research and development expense as a percentage of net revenue was 4.0% for the three months ended March 31, 2015 and 3.1% for the three months ended March 31, 2014. We incurred the majority of research and development costs in North America. The increase was primarily driven by additional resources to develop our UC&C software products.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$163	$172
Selling and marketing	683	736
Research and development	266	127
General and administrative	1,860	1,192
Equity-based compensation expense	$2,972	$2,227
Equity-based compensation expense increased for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of additional awards granted in the second half of 2014 related to our acquisitions of TalkPoint and Central Desktop.
Depreciation Expense

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands)
Depreciation expense:
North America	$6,844	$6,829	$15	0.2
Europe	1,050	1,269	(219)	(17.3)
Asia Pacific	678	568	110	19.4
Consolidated	$8,572	$8,666	$(94)	(1.1)

	Three Months Ended March 31,
	2015	2014
	% of Revenue
Depreciation expense:
North America	7.5	7.6
Europe	2.8	3.4
Asia Pacific	4.7	3.6
Consolidated	6.0	6.1
Consolidated depreciation expense remained flat on a consolidated basis for the three months ended March 31, 2015 as compared to the same period in 2014. Fluctuations in Europe and Asia Pacific were due to the timing of asset additions and retirements.

Amortization Expense

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands)
Amortization expense:
North America	$2,637	$1,216	$1,421	116.9
Europe	1,340	1,186	154	13.0
Asia Pacific	73	81	(8)	(9.9)
Consolidated	$4,050	$2,483	$1,567	63.1

	Three Months Ended March 31,
	2015	2014
	% of Revenue
Amortization expense:
North America	2.9	1.3
Europe	3.6	3.2
Asia Pacific	0.5	0.5
Consolidated	2.8	1.7
Consolidated amortization expense increased for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of amortization recognized on intangible assets related to our recent acquisitions. Refer to Notes 5 and 10 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.
Restructuring Costs
Consolidated restructuring costs for the three months ended March 31, 2015 were $4.2 million, representing approximately 2.9% of net revenue for that period. There were no restructuring costs for the three months ended March 31, 2014.

Realignment of Workforce – 2015

During the three months ended March 31, 2015, we recorded restructuring expenses of $4.2 million. For the 2015 realignment, we recorded $3.8 million of severance costs and eliminated approximately 80 positions in an effort to realign our international operations and ensure that our organizational structure is optimally aligned to take full advantage of our market opportunities. We also recorded $0.4 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.4 million in North America, $1.0 million in Europe and $1.8 million in Asia Pacific. Our reserve for the 2015 realignment was $2.9 million at March 31, 2015, which we anticipate will be paid within two years.

Realignment of Workforce – 2014

During 2014, we eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $0.6 million of severance costs and $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.6 million in Europe. Our reserve for the 2014 realignment was $0.2 million at December 31, 2014, which we anticipate will be paid within one year.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.3 million at March 31, 2015, which we anticipate will be paid within one year.

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
The following table summarizes acquisition-related costs, the majority of which were incurred in North America, during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Professional fees	$311	$963
Integration-related costs	935	942
Earn-out adjustments	(673)	—
Total acquisition-related costs	$573	$1,905
For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $2.6 million and $2.1 million in the three months ended March 31, 2015 and 2014, respectively. The increase is related to a higher balance outstanding on our credit facility as of the end of the three months ended March 31, 2015 as a result of our recent acquisitions. The weighted-average outstanding balance on our credit facility was $358.4 million and $284.7 million for the three months ended March 31, 2015 and 2014, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.71% and 2.69% at March 31, 2015 and 2014, respectively.
Income Tax Expense
Income tax expense for the three months ended March 31, 2015 and 2014 was $0.6 million and $3.3 million, respectively. The decrease in income tax expense during the three months ended March 31, 2015 compared to the same period in the prior year is primarily related to the decrease in income from continuing operations before income taxes for the three months ended March 31, 2015 compared to the same period of 2014.
We had $8.3 million and $8.2 million of unrecognized tax benefits as of March 31, 2015 and December 31, 2014, respectively. Upon resolution, $6.8 million and $6.9 million of unrecognized tax benefits would affect our annual effective tax rate as of March 31, 2015 and December 31, 2014, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at March 31, 2015 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the three months ended March 31, 2015, our valuation allowance decreased by $0.1 million primarily as a result of certain adjustments to the expected realizable value of certain foreign net operating losses.
Discontinued Operations
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating loss	$(288)	$(42)
Interest expense	(65)	(59)
Income tax benefit	127	36
Loss from discontinued operations, net of taxes	$(226)	$(65)

The results of discontinued operations for the three months ended March 31, 2015 and 2014 reflect ongoing administration and resolution of issues associated with residual liabilities not assumed by the purchaser of our PGiSend messaging business, which was sold in 2010.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows decreased to $11.4 million for the three months ended March 31, 2015 as compared to $14.1 million for the three months ended March 31, 2014. This decrease was attributable to a $3.9 million reduction in cash generated from working capital, net of business acquisitions, for the three months ended March 31, 2015 as compared to the same period in 2014. The primary driver of the negative fluctuation in working capital, net of business acquisitions, is decreased collections of accounts receivable over the period. This decrease was partially offset by an increase of $1.4 million in income before the effect of non-cash expenses for the three months ended March 31, 2015 as compared to the same period in 2014.
Cash used in investing activities
Consolidated investing activities used cash of $26.9 million and $6.1 million for the three months ended March 31, 2015 and 2014, respectively. The principal uses of cash in investing activities for the three months ended March 31, 2015 were $16.0 million for acquisitions, net of cash acquired, and $10.8 million of capital expenditures. The principal use of cash in investing activities for the three months ended March 31, 2014 was $8.1 million for capital expenditures partially offset by proceeds received from the sale of investments as described in Note 2 to our condensed consolidated financial statements.
Cash provided by financing activities
Consolidated financing activities provided cash of $5.3 million for the three months ended March 31, 2015 and used $16.5 million over the same period in 2014. The primary source of cash provided by financing activities in the three months ended March 31, 2015 was $21.7 million of net proceeds on borrowing arrangements partially offset by $14.6 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants, as well as payment of $1.9 million to settle the Powwownow earn-out liability. The primary source of cash used in financing activities in the three months ended March 31, 2014 was $14.5 million of net payments on borrowing arrangements and $2.2 million in treasury stock purchases.
Off-balance sheet arrangements
At March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.25% and 2.50%, respectively, at March 31, 2015 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of March 31, 2015, was 2.71%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of March 31, 2015, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At March 31, 2015, we were in compliance with the covenants under our credit facility.

At March 31, 2015, we had utilized $356.4 million of our credit facility, with $353.2 million in borrowings and $3.2 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2015, we have no outstanding interest rate swaps.
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
Liquidity
As of March 31, 2015, we had $28.1 million in cash and equivalents compared to $40.2 million as of December 31, 2014. Cash balances residing outside of the United States were $21.3 million and $38.2 million as of March 31, 2015 and December 31, 2014, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At March 31, 2015, we had $143.6 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We review the accounting policies used in reporting our financial results on a regular basis and review critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Revenue recognition;

•	Allowance for uncollectible accounts receivable;

•	Goodwill and other intangible assets;

•	Income taxes;

•	Restructuring costs; and

•	Legal contingencies.
For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

FORWARD LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our unified communications and collaboration software suite, including our iMeet and GlobalMeet product portfolios;

•	Our ability to attract, retain and expand the products and services we provide to existing customers;

•	Our ability to establish and maintain strategic reseller and distribution relationships;

•	Risks associated with global economic or market conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime, including undetected errors or defects in our software;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customers' confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from our PGiSend sale;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014; and

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.
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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2015, we had no outstanding interest rate swaps.
At March 31, 2015, we had borrowings of approximately $353.2 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $3.5 million based on our March 31, 2015 debt level.
We generated approximately 38% of our consolidated net revenue and 35% of our operating expenses in countries outside of the United States in the three months ended March 31, 2015. Additionally, we have foreign currency denominated debt as part of our credit facility. At March 31, 2015, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenue, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenue, operating expenses and outstanding debt for the three months ended March 31, 2015 by approximately $4.2 million, $4.1 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Japan, Norway, Singapore and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at March 31, 2015.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. On April 24, 2015, we filed a motion for summary judgment with the Tax Court of New Jersey which, if resolved in our favor, may eliminate the entire amount of tax, interest and penalties related to the final determination. The motion is currently scheduled for oral argument on May 22, 2015. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.
Other Litigation and Claims
We are involved in other litigation matters and are subject to claims arising in the ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

ITEM 1A	RISK FACTORS
Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in that report.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2015	—	$—	—	3,576,102
February 1 - 28, 2015	97,902	$9.59	97,902	3,478,200
March 1 - 31, 2015	1,539,804	$9.29	1,431,452	2,046,748
Total	1,637,706	$9.31	1,529,354	2,046,748

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase program described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 108,352 shares in March 2015, which do not count against shares authorized under our stock repurchase program.

(2)
In December 2012, our board approved a stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of March 31, 2015, we have purchased approximately 3.0 million shares pursuant to this stock repurchase program. This stock repurchase program has no expiration date.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2015
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

3.2	Third Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 21, 2010).

4.1	See Exhibits 3.1 and 3.2. for provisions of the Amended and Restated Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006).

10.1	Form of Performance-Based Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 2, 2015.)+

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensation plan or arrangement.