Form 10-Q
period 2015-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2015-08-07
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2015
Common Stock, $0.01 par value	46,808,447

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and equivalents	$20,707	$40,220
Accounts receivable (net of allowances of $746 and $557, respectively)	89,977	77,334
Prepaid expenses and other current assets	16,528	13,536
Income taxes receivable	662	1,897
Deferred income taxes, net	8,658	10,447
Total current assets	136,532	143,434
PROPERTY AND EQUIPMENT, NET	101,595	100,954
OTHER ASSETS
Goodwill	417,699	386,416
Intangibles, net of amortization	103,073	102,350
Deferred income taxes, net	2,225	2,342
Other assets	14,982	20,734
Total assets	$776,106	$756,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$52,702	$57,211
Income taxes payable	1,957	2,217
Accrued taxes, other than income taxes	10,386	17,562
Accrued expenses	60,062	37,807
Current maturities of long-term debt and capital lease obligations	2,079	1,971
Accrued restructuring costs	1,384	958
Deferred income taxes, net	3	17
Total current liabilities	128,573	117,743
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	339,775	332,825
Accrued expenses	33,261	23,219
Deferred income taxes, net	28,247	27,453
Total long-term liabilities	401,283	383,497
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 46,808,447 and 47,378,794 shares issued and outstanding, respectively	485	475
Additional paid-in capital	432,838	442,585
Accumulated other comprehensive loss	(11,481)	(6,545)
Accumulated deficit	(175,592)	(181,525)
Total shareholders’ equity	246,250	254,990
Total liabilities and shareholders’ equity	$776,106	$756,230

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$144,304	$144,287	$286,626	$287,526
Operating expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	56,885	59,001	114,041	118,543
Selling and marketing	37,070	37,593	74,125	75,429
General and administrative (exclusive of expenses shown separately below)	21,021	19,070	41,173	37,005
Research and development	4,842	4,616	10,592	9,121
Depreciation	8,892	8,885	17,464	17,551
Amortization	4,387	2,484	8,437	4,967
Restructuring costs	(37)	—	4,146	—
Asset impairments	127	—	150	—
Net legal settlements and related expenses	(11)	—	(11)	—
Acquisition-related costs	3,027	1,786	3,600	3,691
Total operating expenses	136,203	133,435	273,717	266,307
Operating income	8,101	10,852	12,909	21,219
Other (expense) income
Interest expense	(2,882)	(2,385)	(5,503)	(4,485)
Interest income	6	11	14	20
Other, net	649	(36)	402	255
Total other expense, net	(2,227)	(2,410)	(5,087)	(4,210)
Income from continuing operations before income taxes	5,874	8,442	7,822	17,009
Income tax expense	994	2,309	1,555	5,606
Net income from continuing operations	4,880	6,133	6,267	11,403
Loss from discontinued operations, net of taxes	(108)	(118)	(334)	(183)
Net income	$4,772	$6,015	$5,933	$11,220
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	44,029	45,859	44,479	46,121
Basic net income (loss) per share (1)
Continuing operations	$0.11	$0.13	$0.14	$0.25
Discontinued operations	—	—	(0.01)	—
Net income per share	$0.11	$0.13	$0.13	$0.24
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	44,585	46,550	45,037	46,784
Diluted net income (loss) per share (1)
Continuing operations	$0.11	$0.13	$0.14	$0.24
Discontinued operations	—	—	(0.01)	—
Net income per share	$0.11	$0.13	$0.13	$0.24

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$4,772	$6,015	$5,933	$11,220
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	31	(198)	83	(1,673)
Net gain reclassified from accumulated other comprehensive income to net income	—	—	—	(468)
Translation adjustments	4,326	2,429	(5,006)	2,349
Total other comprehensive income (loss)	4,357	2,231	(4,923)	208
Comprehensive income	$9,129	$8,246	$1,010	$11,428

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2014	$475	$442,585	$(181,525)	$(6,545)	$254,990
Net income	—	—	5,933	—	5,933
Other comprehensive income (loss)	13	—	—	(4,936)	(4,923)
Equity-based compensation	—	5,882	—	—	5,882
Treasury stock purchase and retirement	(15)	(14,191)	—	—	(14,206)
Redemption of restricted shares, net	12	(1,366)	—	—	(1,354)
Income tax deficiency from equity awards	—	(72)	—	—	(72)
BALANCE, June 30, 2015	$485	$432,838	$(175,592)	$(11,481)	$246,250

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,933	$11,220
Loss from discontinued operations, net of taxes	334	183
Net income from continuing operations	6,267	11,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,464	17,551
Amortization	8,437	4,967
Amortization of debt issuance costs	364	322
Net legal settlements and related expenses	(11)	—
Payments for legal settlements and related expenses	(110)	—
Deferred income taxes	(601)	908
Restructuring costs	4,146	—
Payments for restructuring costs	(3,583)	(1,659)
Asset impairments	150	—
Equity-based compensation	6,065	4,884
Excess tax benefits from share-based payment arrangements	(92)	(395)
Provision for doubtful accounts	447	362
Acquisition-related costs	3,600	3,691
Cash paid for acquisition-related costs	(3,067)	(3,779)
Changes in working capital, net of business acquisitions	(10,218)	812
Net cash provided by operating activities from continuing operations	29,258	39,067
Net cash used in operating activities from discontinued operations	(391)	(165)
Net cash provided by operating activities	28,867	38,902
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,782)	(15,520)
Business acquisitions, net of cash acquired	(16,284)	66
Other investing activities, net	(301)	2,052
Net cash used in investing activities from continuing operations	(36,367)	(13,402)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(36,367)	(13,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(55,291)	(83,447)
Proceeds from borrowing arrangements	61,500	62,000
Payment of earn-out liability	(1,841)	—
Excess tax benefits of share-based payment arrangements	92	395
Purchase and retirement of treasury stock, at cost	(15,293)	(18,988)
Exercise of stock options	—	963
Net cash used in financing activities from continuing operations	(10,833)	(39,077)
Net cash used in financing activities from discontinued operations	—	—
Net cash used in financing activities	(10,833)	(39,077)
Effect of exchange rate changes on cash and equivalents	(1,180)	548
NET DECREASE IN CASH AND EQUIVALENTS	(19,513)	(13,029)
CASH AND EQUIVALENTS, beginning of period	40,220	44,955
CASH AND EQUIVALENTS, end of period	$20,707	$31,926

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION
Premiere Global Services, Inc., or PGi, is the world’s largest dedicated provider of collaboration software and services. We created iMeet®, an expanding portfolio of purpose-built applications designed to meet the daily collaboration and communications needs of business professionals, with solutions for web, video and audio conferencing, smart calendar management, webcasting, project management and sales acceleration. PGi's award-winning unified communications and collaboration, or UC&C, solutions help nearly 50,000 businesses in 25 countries in our three segments in North America, Europe and Asia Pacific.
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the full fiscal year of 2015 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. At June 30, 2015 and December 31, 2014, we had $0.7 million and $0.4 million of restricted cash, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at June 30, 2015 and December 31, 2014 was earned but unbilled revenue of $8.1 million and $5.1 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.2 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively. Provision for doubtful accounts was $0.4 million for each of the six months ended June 30, 2015 and 2014. Write-offs against the allowance for doubtful accounts were $0.1 million for each of the three months ended June 30, 2015 and 2014. Write-offs against the allowance for doubtful accounts were $0.3 million for each of the six months ended June 30, 2015 and 2014. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $193.2 million and $177.8 million as of June 30, 2015 and December 31, 2014, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” in our condensed consolidated balance sheets. We capitalized approximately $5.5 million and $5.4 million of these costs for the three months ended June 30, 2015 and 2014, respectively, and $11.6 million and $9.9 million of these costs for the six months ended June 30, 2015 and 2014, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $4.1 million and $3.6 million for the three months ended June 30, 2015 and 2014, respectively, and $7.8 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2014, the date of our most recent assessment. As of June 30, 2015, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
Our cost method investment had a carrying value of $1.0 million as of June 30, 2015 and was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented. The total carrying value of our cost method investments as of December 31, 2014 were $1.1 million and was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented. Of this amount at December 31, 2014, $1.0 million was related to our investment in a privately held cloud solutions provider.
In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment is based on the quoted price of our shares of such company on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from earnings until realized and reported as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" in our condensed consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $0.4 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively, and was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.
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
USF Charges
In accordance with Federal Communications Commission, or FCC, rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company, or USAC. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenue" in our condensed consolidated statements of operations. Had we presented USF charges on a gross basis, net revenue and cost of revenue would have been $6.4 million and $6.5 million higher for the three months ended June 30, 2015 and 2014, respectively, and $12.7 million and $13.2 million higher for the six months ended June 30, 2015 and 2014, respectively.
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
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the six months ended June 30, 2015, we repurchased 1,529,354 shares of our common stock for $14.2 million in the open market at an average price of $9.29 per share, pursuant to our board-approved stock repurchase program. During the six months ended June 30, 2014, we repurchased 1,408,559 shares of our common stock for $18.2 million in the open market at an average price of $12.89 per share, pursuant to our prior board-approved stock repurchase program.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended June 30, 2015 and 2014, we redeemed 138,652 and 89,651 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholding obligations due upon the vesting of their restricted stock grants and remitted $1.2 million and $0.8 million, respectively, to the Internal Revenue Service on our employees’ behalf.
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
The following table summarizes acquisition-related costs incurred during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Professional fees	$60	$750	$371	$1,713
Integration-related costs	1,625	1,036	2,560	1,978
Earn-out adjustments, net	1,342	—	669	—
Total acquisition-related costs	$3,027	$1,786	$3,600	$3,691
Included in Integration-related costs above in 2015 is a lease abandonment charge of approximately $0.8 million related to a facility in the United Kingdom that will no longer be utilized due to recent acquisition activities in that country. For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the six months ended June 30, 2015 and 2014, we did not make any material payments related to the settlement of these state and excise sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We had reserved approximately $10.1 million and $9.9 million at each of June 30, 2015 and December 31, 2014, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves or new information becomes available, we may need to make adjustments which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

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
Income tax expense for the three and six months ended June 30, 2015 was $1.0 million and $1.6 million, respectively compared to $2.3 million and $5.6 million for the three and six months ended June 30, 2014, respectively. The decrease in income tax expense during the six months ended June 30, 2015 compared to the same period in the prior year is primarily related to the decrease in income from continuing operations before income taxes for the three and six months ended June 30, 2015 compared to the same periods of 2014.
We had $8.2 million of unrecognized tax benefits as of both June 30, 2015 and December 31, 2014. Upon resolution, $6.8 million and $6.9 million of unrecognized tax benefits would affect our annual effective tax rate as of June 30, 2015 and December 31, 2014, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Our valuation allowance at June 30, 2015 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2015, the net change in our valuation allowance was not material.
New and Recently Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The amendment modifies the presentation of unamortized debt issuance costs on our condensed consolidated balance sheets. Under the new guidance, we will present such amounts as a direct deduction from the face amount of the debt rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13, or SAB Topic 13, when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On July 9, 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year and early adoption would now be permitted, but not before the original publication effective date. We are in the process of evaluating the impact that the adoption of the standard will have on our consolidated financial position, results of operations, and related disclosures.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	RESTRUCTURING COSTS
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the six months ended June 30, 2015. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $3.6 million and $1.7 million during the six months ended June 30, 2015 and 2014, respectively. The components included in the reconciliation of the liability balances are as follows (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash (1)	Balance at
	December 31, 2014				June 30, 2015
Accrued restructuring costs:
Severance and exit costs	$842	$3,767	$(3,163)	$(143)	$1,303
Contractual obligations	116	379	(420)	6	81
Total restructuring costs	$958	$4,146	$(3,583)	$(137)	$1,384

(1) Non-cash includes the impact of currency fluctuations.

Realignment of Workforce – 2015

For the 2015 alignment, we recorded restructuring expenses of $4.3 million during the six months ended June 30, 2015. Of these expenses, $3.9 million relate to severance costs. We eliminated approximately 85 positions in an effort to realign our international operations and ensure that our organizational structure is optimally aligned to take full advantage of our market opportunities. We also recorded $0.4 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.5 million in North America, $1.0 million in Europe and $1.8 million in Asia Pacific. Our reserve for the 2015 realignment was $1.1 million at June 30, 2015, which we anticipate will be paid within one year.

Realignment of Workforce – 2014

During 2014, we eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $0.5 million of severance costs, including a $(0.1) million adjustment recorded in 2015, and $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.5 million in Europe. There is no remaining reserve for the 2014 realignment at June 30, 2015.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.2 million at June 30, 2015, which we anticipate will be paid within one year.

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating loss	$(102)	$(124)	$(390)	$(166)
Interest expense	(65)	(60)	(130)	(119)
Income tax benefit	59	66	186	102
Loss from discontinued operations, net of taxes	$(108)	$(118)	$(334)	$(183)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The results of discontinued operations for the three and six months ended June 30, 2015 and 2014 reflect ongoing administration and resolution of issues associated with residual liabilities not assumed by the purchaser of our PGiSend messaging business, which was sold in 2010.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2014 to June 30, 2015 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2014	$428,511	$44,433	$5,895	$478,839
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2014	336,088	44,433	5,895	386,416
Modality acquisition	2,153	29,858	177	32,188
Adjustments to prior acquisitions	580	—	—	580
Impact of currency fluctuations	(1,442)	237	(280)	(1,485)
Carrying value at June 30, 2015	$337,379	$74,528	$5,792	$417,699

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
Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer lists	$142,481	$(73,712)	$68,769	$138,149	$(69,904)	$68,245
Non-compete agreements	15,010	(8,041)	6,969	13,170	(6,891)	6,279
Developed technology	23,414	(3,475)	19,939	23,000	(1,843)	21,157
Other	10,450	(3,054)	7,396	8,809	(2,140)	6,669
Total other intangible assets	$191,355	$(88,282)	$103,073	$183,128	$(80,778)	$102,350
We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $0.8 million and $1.0 million of these assets recorded as of June 30, 2015 and December 31, 2014, respectively.

Intangible assets include $101.6 million of net intangible assets at June 30, 2015 that are subject to amortization. Intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.1 million of trademarks.

Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Year	Estimated Annual Amortization Expense
2015	$17,178
2016	$16,869
2017	$15,068
2018	$13,522
2019	$11,755

6.INDEBTEDNESS
Long-term debt and capital lease obligations at June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Borrowings on credit facility	$338,527	$330,895
Capital lease obligations	3,327	3,901
Subtotal	341,854	334,796
Less current portion	(2,079)	(1,971)
Total long-term debt and capital lease obligations	$339,775	$332,825

Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at June 30, 2015 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, as of June 30, 2015, was 2.72%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2015, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2015, we had $338.5 million of borrowings and $3.2 million in letters of credit outstanding under our credit facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$103	$166	$266	$338
Selling and marketing	684	681	1,367	1,417
Research and development	180	173	446	300
General and administrative	2,126	1,637	3,986	2,829
Equity-based compensation expense	$3,093	$2,657	$6,065	$4,884
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
The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2014 to June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	2,297,652	$10.97
Granted	1,242,628	9.81
Vested/released	(546,275)	10.13
Forfeited	(105,308)	10.08
Unvested at June 30, 2015	2,888,697	$10.67
Included in the table above are 172,000 and 134,591 restricted stock units outstanding at June 30, 2015 and December 31, 2014, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.
The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2015 and 2014 was $9.81 and $12.34, respectively. The aggregate fair value of restricted stock vested was $1.4 million and $5.3 million for the three and six months ended June 30, 2015, respectively, and $2.3 million and $5.2 million for the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2015 and the year ended December 31, 2014, we issued 415,765 and 626,928 shares, respectively, of our common stock relating to the vesting of restricted stock. As of June 30, 2015, we had $23.4 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted-average recognition period of approximately 2.0 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2014 to June 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	22,334	$11.30
Granted	—	—
Exercised	—	—
Expired	(22,334)	11.30
Options outstanding and exercisable at June 30, 2015	—	$—	—	$—
As of June 30, 2015, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2015 and 2014, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, restricted stock units and stock options for the three and six months ended June 30, 2015 and 2014.
The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income from continuing operations	$4,880	$6,133	$6,267	$11,403
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	44,029	45,859	44,479	46,121
Add effect of dilutive securities:
Unvested restricted stock	556	673	558	646
Stock options	—	18	—	17
Weighted-average shares outstanding - diluted	44,585	46,550	45,037	46,784
Basic net income per share from continuing operations	$0.11	$0.13	$0.14	$0.25
Diluted net income per share from continuing operations	$0.11	$0.13	$0.14	$0.24

The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2015 excludes the effect of 115,384 and 130,144 restricted stock and out-of-the-money options, respectively, because their effect would be anti-

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2014 excludes the effect of 1,352 and 13,965 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive.
9.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at each of June 30, 2015 and December 31, 2014 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement date of June 30, 2015; therefore, the fair value of this investment was based on Level 1 inputs. The balance of this investment was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets at each of June 30, 2015 and December 31, 2014.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	June 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$379	$379	$—	$—	$327	$327	$—	$—
Total	$379	$379	$—	$—	$327	$327	$—	$—

	June 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Liabilities:
Earn-out liability	$20,145	$—	$—	$20,145	$4,727	$—	$—	$4,727
Long-term Liabilities:
Earn-out liability	$13,780	$—	$—	$13,780	$6,545	$—	$—	$6,545
Total	$33,925	$—	$—	$33,925	$11,272	$—	$—	$11,272
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
Central Desktop
On October 16, 2014, we completed the acquisition of Central Desktop, a leading cloud-based team workspace platform, by acquiring all of Central Desktop’s outstanding stock via merger. The following table summarizes the consideration paid for Central Desktop (in thousands):

Negotiated sales price	$25,000
Working capital and other adjustments	76
Purchase price	$25,076
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

TalkPoint
On September 19, 2014, we completed the acquisition of TalkPoint, a leading provider of webcasting software and services, by acquiring all of TalkPoint’s outstanding equity interests. The following table summarizes the consideration paid for TalkPoint (in thousands):

Negotiated sales price	$56,500
Working capital and other adjustments	(673)
Purchase price	$55,827

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

Valuation of Assets and Liabilities

The fair values of the net tangible and intangible assets acquired and liabilities assumed in connection with these acquisitions have been recognized in our condensed consolidated balance sheets based upon their values at their respective acquisition dates, as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The factors contributing to the recognition of goodwill are based on strategic and synergistic benefits that are expected to be realized from an expanded global customer base, including opportunities for us to sell our UC&C SaaS solutions to those customers, and opportunities to improve performance by leveraging best practices, operational expertise and global scale. The recognized goodwill for Central Desktop is not expected to be deductible for income tax purposes.

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

The preliminary valuation of the assets acquired and liabilities assumed for Central Desktop and TalkPoint are as follows (in thousands):

	Central Desktop Preliminary Valuation	TalkPoint Preliminary Valuation
Cash and equivalents	$193	$2
Other current assets	902	3,340
Property and equipment	301	303
Intangible assets	9,200	28,400
Deferred income taxes, net	905	—
Other assets	64	1,578
Total assets acquired	11,565	33,623

Current liabilities	5,723	1,442
Long-term liabilities	—	8,006
Deferred income taxes, net	3,492	—
Total liabilities assumed	9,215	9,448

Total identifiable net assets	2,350	24,175
Goodwill	22,726	31,652
Total net assets	$25,076	$55,827

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

Other Acquisitions

Modality

On February 5, 2015, we acquired substantially all of the outstanding equity interests of Modality, a dedicated Microsoft Skype for Business services and software firm, for $17.5 million, subject to a net working capital adjustment. We funded the acquisition through borrowings under our credit facility and incurred $0.3 million of direct transaction costs, which are recorded in acquisition-related costs for the six months ended June 30, 2015. In addition, the Modality purchase agreement provides for potential earn-out payments to the sellers based on its annual revenue growth in 2015, 2016 and 2017. A total of $23.1 million was recorded at the acquisition date to reflect the fair value of the earn-out payments.
Modality's financial results since its acquisition date are included primarily in our Europe segment. Our consolidated results of operations include revenue of $6.1 million and a net loss of $2.8 million from Modality for the six months ended June 30, 2015. The primary assets acquired as part of the Modality acquisition were customer relationships totaling $5.4 million and other intangibles totaling $3.5 million. The recognized goodwill for Modality is not expected to be deductible for income tax purposes.
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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. On April 24, 2015, we filed a motion for summary judgment with the Tax Court of New Jersey which, if resolved in our favor, may eliminate the entire amount of tax, interest and penalties related to the final determination. The motion was heard by the Tax Court on July 10, 2015; however, its decision has not yet been rendered. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

USF Contribution Matter

Our subsidiary, ATS, received a letter from the USAC dated August 21, 2013, rejecting ATS’ revised amended 2012 Annual Telecommunications Worksheet on Form 499-A as not timely filed. On October 29, 2013, ATS filed an appeal to USAC’s decision with the FCC, as it subjects ATS to true-up invoices related to USF contributions. ATS incorrectly reported foreign-to-foreign revenues within its amended 2012 Form 499-A, and, as a result, those revenues (and some newly-identified foreign revenues) were incorrectly subject to USF contribution. On June 9, 2015, the Deputy Chief of the Wireline Competition Bureau (who has the delegated power to handle routine USF appeals) denied our FCC appeal. We are vigorously contesting this decision through an Application for Review of the Decision filed on July 9, 2015 asking the full Commission to review the Deputy Chief’s determination. If the Deputy Chief’s determination is sustained, the amount could result in a material adjustment to our consolidated financial statements which could impact our results of operations.
Other Litigation and Claims
We are involved in other litigation matters and are subject to claims that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.
12.    SEGMENT REPORTING
We manage our operations on a geographic regional basis, with segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Revenue from our North America segment is recognized in the United States and Canada, and revenue from our Europe segment is primarily recognized in Ireland and the United Kingdom. We present "Operating income" for each of our segments as a measure of segment profit. Our chief operating decision makers use operating income without the impact of income taxes and other non-operating items internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit on an ongoing basis. No single customer accounted for more than 10% of net sales for the three and six months ended June 30, 2015 and 2014.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue:
North America	$91,651	$89,392	$182,396	$179,522
Europe	37,299	38,289	74,559	75,417
Asia Pacific	15,354	16,606	29,671	32,587
Consolidated	$144,304	$144,287	$286,626	$287,526
Net revenue by type:
Conferencing services revenue	$111,340	$116,935	$221,880	$233,323
UC&C SaaS revenue	20,469	11,996	39,215	22,729
Resold services revenue	12,495	15,356	25,531	31,474
Net revenue	$144,304	$144,287	$286,626	$287,526
Operating income (loss):
North America	$(542)	$1,078	$(2,057)	$2,950
Europe	7,712	9,065	16,000	17,098
Asia Pacific	931	709	(1,034)	1,171
Consolidated	$8,101	$10,852	$12,909	$21,219
13.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash paid for interest	$4,468	$3,545
Income tax payments	$2,811	$3,794
Income tax refunds	$1,791	$492
Capital lease additions	$906	$884
Capitalized interest	$136	$143

At June 30, 2015 and 2014, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $1.0 million and $3.3 million, respectively.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
PGi is the world’s largest dedicated provider of collaboration software and services. We created iMeet, an expanding portfolio of purpose-built applications designed to meet the daily collaboration and communications needs of business professionals, with solutions for web, video and audio conferencing, smart calendar management, webcasting, project management and sales acceleration. PGi's award-winning UC&C solutions help nearly 50,000 businesses in 25 countries in our three segments in North America, Europe and Asia Pacific.
During 2015, we are continuing our strategy to transition PGi to a software model, focusing our sales and marketing efforts on growing the market awareness and adoption of our UC&C software suite. The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the second quarter ended June 30, 2015 include:

•
Grew our UC&C SaaS revenue to $20.7 million (or $20.5 million including the approximately $0.2 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions) for the three months ended June 30, 2015, an increase of approximately 72% compared to the same period in 2014; and

•	Increased our gross margin by approximately 150 basis points year-over-year to 60.6%, which was its highest level in five years.
Our primary corporate objectives for the remainder of 2015 are focused on continuing to:

•	Acquire new customers with our UC&C software suite, including our iMeet and GlobalMeet product portfolios;

•	Develop and release additional upgrades and enhancements to our UC&C products to increase their functionality, improve their competitive positioning and grow their market opportunities; and

•	Transition our phone-based audio conferencing customers to our UC&C products.
We believe these strategic initiatives will further increase the addressable market opportunity for PGi and our solutions.
In the first six months of 2015, approximately 40% of our net revenue was generated outside the United States. Because we generate a significant portion of our net revenue from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first six months of 2015 negatively affected our net revenue by approximately $11.0 million as compared to the same period in 2014.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. Revenue increases during the first six months of 2015, which were primarily driven by our recent acquisitions, were offset by the negative effects of foreign currency exchange rates, resulting in a decrease in net revenue in the period to $286.6 million from $287.5 million in the same period in 2014.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of June 30, 2015, borrowings under our $575.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $338.5 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “- Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the six months ended June 30, 2015 are not indicative of the results that may be expected for the full fiscal year of 2015 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenue
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2015	2014	$	%
Net revenue:
North America	$91,651	$89,392	$2,259	2.5
Europe	37,299	38,289	(990)	(2.6)
Asia Pacific	15,354	16,606	(1,252)	(7.5)
Consolidated	$144,304	$144,287	$17	—
Percent of net revenue:
North America	63.5%	62.0%
Europe	25.8%	26.5%
Asia Pacific	10.7%	11.5%
Consolidated	100.0%	100.0%
Operating income (loss):
North America	$(542)	$1,078	$(1,620)
Europe	7,712	9,065	(1,353)
Asia Pacific	931	709	222
Consolidated	$8,101	$10,852	$(2,751)

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net revenue:
North America	$182,396	$179,522	$2,874	1.6
Europe	74,559	75,417	(858)	(1.1)
Asia Pacific	29,671	32,587	(2,916)	(8.9)
Consolidated	$286,626	$287,526	$(900)	(0.3)
Percent of net revenue:
North America	63.6%	62.5%
Europe	26.0%	26.2%
Asia Pacific	10.4%	11.3%
Consolidated	100.0%	100.0%
Operating income (loss):
North America	$(2,057)	$2,950	$(5,007)
Europe	16,000	17,098	(1,098)
Asia Pacific	(1,034)	1,171	(2,205)
Consolidated	$12,909	$21,219	$(8,310)

Consolidated Net Revenue
The following tables detail the changes in consolidated net revenue from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2014	$144,287	$89,392	$38,289	$16,606
Change in volume	(795)	(540)	(1,219)	964
Change in average selling prices and product mix	(4,023)	(4,742)	1,513	(794)
Acquisitions	10,552	7,953	2,563	36
Impact of fluctuations in foreign currency exchange rates	(5,717)	(412)	(3,847)	(1,458)
June 30, 2015	$144,304	$91,651	$37,299	$15,354

	Six Months Ended
	Consolidated	North America	Europe	Asia Pacific
June 30, 2014	$287,526	$179,522	$75,417	$32,587
Change in volume	(692)	(2,366)	(390)	2,064
Change in average selling prices and product mix	(8,739)	(8,546)	2,271	(2,464)
Acquisitions	19,485	14,616	4,751	118
Impact of fluctuations in foreign currency exchange rates	(10,954)	(830)	(7,490)	(2,634)
June 30, 2015	$286,626	$182,396	$74,559	$29,671
Net revenue was relatively flat during the three and six months ended June 30, 2015 as compared to prior year periods primarily due to increased revenue from our recent acquisitions offset by the negative effects of fluctuations in foreign currency exchange rates and decreased average selling prices as a result of price reductions to current customers. Revenue from our UC&C SaaS solutions, which generate higher average gross margins than our traditional audio conferencing services, increased to $39.7 million (or $39.2 million, including the approximately $0.5 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions) during the six months ended June 30, 2015, compared to $22.7 million during the same period in 2014.
Net revenue increased slightly in our North America segment during the three and six months ended June 30, 2015 from the comparable prior year periods due to our acquisitions, partially offset by decreased volume, which was primarily due to the previously disclosed partial loss of one of our larger enterprise audio conferencing customers, and decreased average selling prices. Fluctuations in foreign exchange rates negatively impacted North America by $0.4 million and $0.8 million during the three and six months ended June 30, 2015, respectively. Net revenue decreased slightly in Europe during the same periods. This decrease in Europe was primarily driven by negative fluctuations in foreign exchange rates of $3.8 million and $7.5 million during the three and six months ended June 30, 2015, respectively, partially offset by increases due to recent acquisitions and average selling prices and product mix. Net revenue decreased in Asia Pacific during the three and six months ended June 30, 2015 from the comparable prior year periods primarily due to negative fluctuations in foreign exchange rates of $1.5 million and $2.6 million during the three and six months ended June 30, 2015, respectively, and decreases in average selling prices and product mix during the periods. These decreases were partially offset by increased volume in the region, which was driven by newly acquired and existing large customers.

Cost of Revenue

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of revenue:
North America	$36,391	$38,868	$(2,477)	(6.4)
Europe	12,540	11,711	829	7.1
Asia Pacific	7,954	8,422	(468)	(5.6)
Consolidated	$56,885	$59,001	$(2,116)	(3.6)

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of revenue:
North America	$73,348	$78,344	$(4,996)	(6.4)
Europe	25,117	23,432	1,685	7.2
Asia Pacific	15,576	16,767	(1,191)	(7.1)
Consolidated	$114,041	$118,543	$(4,502)	(3.8)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Cost of revenue:
North America	39.7	43.5	40.2	43.6
Europe	33.6	30.6	33.7	31.1
Asia Pacific	51.8	50.7	52.5	51.5
Consolidated	39.4	40.9	39.8	41.2
Consolidated cost of revenue as a percentage of net revenue decreased during the three and six months ended June 30, 2015 compared to the same periods in 2014. This decrease was primarily due to the growth in sales of our higher margin UC&C SaaS solutions in all regions as well as additional cost reductions driven by fewer sales of our lower margin third-party products and reduced telecommunications expenses as a result of cost savings initiatives. Fluctuations in foreign currency exchange rates resulted in a $2.5 million and $4.7 million decrease in cost of revenue on a consolidated basis during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
The decrease in cost of revenue as a percentage of net revenue in North America for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to the growth in sales of our higher margin UC&C SaaS solutions as well as additional cost reductions driven by decreased sales of our lower margin third-party products and reduced telecommunications expenses as a result of cost savings initiatives. The increase in cost of revenue as a percentage of revenue in Europe was attributable primarily to the impact of our Modality acquisition, which has higher cost of revenue due to the service nature of its business. The increase in cost of revenue as a percentage of revenue in Asia Pacific was primarily a result of the decrease in revenue in the region by $1.3 million and $2.9 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, while cost of revenue only decreased by $0.5 million and $1.2 million, respectively, over the same periods. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue of $0.1 million, $1.5 million and $0.9 million in North America, Europe and Asia Pacific, respectively, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue of $0.3 million, $3.0 million and $1.5 million in North America, Europe and Asia Pacific, respectively, during the six months ended June 30, 2015 compared to the same period in 2014.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Selling and marketing expenses:
North America	$24,513	$21,678	$2,835	13.1
Europe	8,710	11,256	(2,546)	(22.6)
Asia Pacific	3,847	4,659	(812)	(17.4)
Consolidated	$37,070	$37,593	$(523)	(1.4)

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Selling and marketing expenses:
North America	$48,225	$43,473	$4,752	10.9
Europe	18,112	22,769	(4,657)	(20.5)
Asia Pacific	7,788	9,187	(1,399)	(15.2)
Consolidated	$74,125	$75,429	$(1,304)	(1.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Selling and marketing expenses:
North America	26.7	24.3	26.4	24.2
Europe	23.4	29.4	24.3	30.2
Asia Pacific	25.1	28.1	26.2	28.2
Consolidated	25.7	26.1	25.9	26.2
Consolidated selling and marketing expenses as a percentage of net revenue decreased slightly during the three and six months ended June 30, 2015 compared to the same periods in the previous year. The decrease was driven by cost reductions in Europe and Asia Pacific as a result of efforts to reduce personnel related costs and fluctuations in foreign exchange rates in Europe and reduced headcount in Asia Pacific. This decrease was partially offset by increased selling and marketing expenses in North America due to increased headcount of sales professionals in the region and the launch of advertising initiatives to further promote and drive broader awareness of our products. Fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $0.2 million, $1.4 million and $0.5 million in North America, Europe and Asia Pacific, respectively, over the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $0.3 million, $2.6 million and $0.9 million in North America, Europe and Asia Pacific, respectively, during the six months ended June 30, 2015 compared to the same period in 2014.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
General and administrative expenses:
North America	$15,997	$13,911	$2,086	15.0
Europe	3,179	3,046	133	4.4
Asia Pacific	1,845	2,113	(268)	(12.7)
Consolidated	$21,021	$19,070	$1,951	10.2

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
General and administrative expenses:
North America	$31,079	$26,918	$4,161	15.5
Europe	6,117	6,163	(46)	(0.7)
Asia Pacific	3,977	3,924	53	1.4
Consolidated	$41,173	$37,005	$4,168	11.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
General and administrative expenses:
North America	17.5	15.6	17.0	15.0
Europe	8.5	8.0	8.2	8.2
Asia Pacific	12.0	12.7	13.4	12.0
Consolidated	14.6	13.2	14.4	12.9
General and administrative expenses on a consolidated basis increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily as a result of increased personnel-related expenses due to higher headcount and our acquisitions of TalkPoint, Central Desktop and Modality. General and administrative expenses in North America increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 as a result of increased personnel-related expenses due to higher headcount and our acquisitions of TalkPoint and Central Desktop. General and administrative expenses in Europe remained flat during the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily as a result of increased headcount offset by a decrease due to fluctuations in foreign exchange rates. General and administrative expenses in Asia Pacific decreased during the three months ended June 30, 2015, but increased slightly in the region during the six months ended June 30, 2015 as compared to the same periods in 2014 due to the timing of professional fees and other miscellaneous costs. Fluctuations in foreign currency exchange rates did not have a significant effect on general and administrative expenses in North America during the three and six months ended June 30, 2015 as compared to the same periods in 2014. Fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses in Europe of $0.5 million and $0.8 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses in Asia Pacific of $0.2 million and $0.4 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

Research and Development Expenses
Consolidated research and development expense as a percentage of net revenue was 3.4% for the three months ended June 30, 2015 and 3.2% for the three months ended June 30, 2014. Consolidated research and development expense as a percentage of net revenue was 3.7% for the six months ended June 30, 2015 and 3.2% for the six months ended June 30, 2014. We incurred the majority of research and development costs in North America. The increase was primarily driven by additional resources to develop our UC&C software products.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$103	$166	$266	$338
Selling and marketing	684	681	1,367	1,417
Research and development	180	173	446	300
General and administrative	2,126	1,637	3,986	2,829
Equity-based compensation expense	$3,093	$2,657	$6,065	$4,884
Equity-based compensation expense increased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 as a result of additional awards granted in the second half of 2014 related to our acquisitions of TalkPoint and Central Desktop.
Depreciation Expense

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Depreciation expense:
North America	$7,213	$7,045	$168	2.4
Europe	1,019	1,280	(261)	(20.4)
Asia Pacific	660	560	100	17.9
Consolidated	$8,892	$8,885	$7	0.1

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Depreciation expense:
North America	$14,057	$13,874	$183	1.3
Europe	2,069	2,549	(480)	(18.8)
Asia Pacific	1,338	1,128	210	18.6
Consolidated	$17,464	$17,551	$(87)	(0.5)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Depreciation expense:
North America	7.9	7.9	7.7	7.7
Europe	2.7	3.3	2.8	3.4
Asia Pacific	4.3	3.4	4.5	3.5
Consolidated	6.2	6.2	6.1	6.1
Consolidated depreciation expense remained flat for the three and six months ended June 30, 2015 as compared to the same periods in 2014. Fluctuations in Europe and Asia Pacific were due to the timing of asset additions and retirements.
Amortization Expense

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Amortization expense:
North America	$2,581	$1,215	$1,366	112.4
Europe	1,729	1,187	542	45.7
Asia Pacific	77	82	(5)	(6.1)
Consolidated	$4,387	$2,484	$1,903	76.6

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(in thousands)
Amortization expense:
North America	$5,218	$2,431	$2,787	114.6
Europe	3,069	2,373	696	29.3
Asia Pacific	150	163	(13)	(8.0)
Consolidated	$8,437	$4,967	$3,470	69.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Amortization expense:
North America	2.8	1.4	2.9	1.4
Europe	4.6	3.1	4.1	3.1
Asia Pacific	0.5	0.5	0.5	0.5
Consolidated	3.0	1.7	2.9	1.7
Consolidated amortization expense increased for the three and six months ended June 30, 2015 as compared to the same periods in 2014 as a result of amortization recognized on intangible assets related to our recent acquisitions. Refer to Notes 5 and 10 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.

Restructuring Costs
No restructuring costs were incurred during the three months ended June 30, 2015. Consolidated restructuring costs for the six months ended June 30, 2015 were $4.1 million, representing approximately 1.4% of net revenue for the period. There were no restructuring costs for the three and six months ended June 30, 2014.

Realignment of Workforce – 2015

For the 2015 alignment, we recorded restructuring expenses of $4.3 million during the six months ended June 30, 2015. Of these expenses, $3.9 million relate to severance costs. We eliminated approximately 85 positions in an effort to realign our international operations and ensure that our organizational structure is optimally aligned to take full advantage of our market opportunities. We also recorded $0.4 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.5 million in North America, $1.0 million in Europe and $1.8 million in Asia Pacific. Our reserve for the 2015 realignment was $1.1 million at June 30, 2015, which we anticipate will be paid within one year.

Realignment of Workforce – 2014

During 2014, we eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $0.5 million of severance costs, including a $(0.1) million adjustment recorded in 2015, and $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.5 million in Europe. There is no remaining reserve for the 2014 realignment at June 30, 2015.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.2 million at June 30, 2015, which we anticipate will be paid within one year.
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
The following table summarizes acquisition-related costs, the majority of which were incurred in North America, during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Professional fees	$60	$750	$371	$1,713
Integration-related costs	1,625	1,036	2,560	1,978
Earn-out adjustments, net	1,342	—	669	—
Total acquisition-related costs	$3,027	$1,786	$3,600	$3,691
Included in Integration-related costs above in 2015 is a lease abandonment charge of approximately $0.8 million related to a facility in the United Kingdom that will no longer be utilized due to recent acquisition activities in that country. For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.

Interest Expense
Interest expense was $2.9 million and $2.4 million in the three months ended June 30, 2015 and 2014, respectively, and was $5.5 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase is due to higher balances outstanding on our credit facility as a result of our recent acquisitions. The weighted-average outstanding balance on our credit facility was $362.1 million and $273.9 million for the three months ended June 30, 2015 and 2014, respectively, and $358.5 million and $279.3 million for the six months ended June 30, 2015 and 2014, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.72% and 2.44% at June 30, 2015 and 2014, respectively.
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2015 was $1.0 million and $1.6 million, respectively compared to $2.3 million and $5.6 million for the three and six months ended June 30, 2014, respectively. The decrease in income tax expense during the six months ended June 30, 2015 compared to the same period in the prior year is primarily related to the decrease in income from continuing operations before income taxes for the three and six months ended June 30, 2015 compared to the same periods of 2014.
We had $8.2 million of unrecognized tax benefits as of both June 30, 2015 and December 31, 2014. Upon resolution, $6.8 million and $6.9 million of unrecognized tax benefits would affect our annual effective tax rate as of June 30, 2015 and December 31, 2014, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.
Our valuation allowance at June 30, 2015 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the six months ended June 30, 2015, the net change in our valuation allowance was not material.
Discontinued Operations
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating loss	$(102)	$(124)	$(390)	$(166)
Interest expense	(65)	(60)	(130)	(119)
Income tax benefit	59	66	186	102
Loss from discontinued operations, net of taxes	$(108)	$(118)	$(334)	$(183)
The results of discontinued operations for the three and six months ended June 30, 2015 and 2014 reflect ongoing administration and resolution of issues associated with residual liabilities not assumed by the purchaser of our PGiSend messaging business, which was sold in 2010.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows decreased to $29.3 million for the six months ended June 30, 2015 as compared to $39.1 million for the six months ended June 30, 2014. This decrease was attributable to an $11.0 million reduction in cash generated from working capital, net of business acquisitions, for the six months ended June 30, 2015 as compared to the same period in 2014. The primary driver of the negative fluctuation in working capital, net of business acquisitions, is the reduction in accounts payable. This reduction was partially offset by increases in accrued payroll.

Cash used in investing activities
Consolidated investing activities used cash of $36.4 million and $13.4 million for the six months ended June 30, 2015 and 2014, respectively. The principal uses of cash in investing activities for the six months ended June 30, 2015 were $19.8 million for capital expenditures and $16.3 million for acquisitions, net of cash acquired. The principal use of cash in investing activities for the six months ended June 30, 2014 was $15.5 million for capital expenditures partially offset by proceeds received from the sale of investments as described in Note 2 to our condensed consolidated financial statements.
Cash used in financing activities
Consolidated financing activities used cash of $10.8 million for the six months ended June 30, 2015 and used $39.1 million over the same period in 2014. The primary uses of cash provided by financing activities in the six months ended June 30, 2015 was $55.3 million of principal payments under borrowing arrangements and $15.3 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants, as well as payment of $1.8 million to settle the Powwownow earn-out liability. This was partially offset by $61.5 million of net proceeds on borrowing arrangements. The primary uses of cash for financing activities in the six months ended June 30, 2014 were $21.4 million of net payments on borrowing arrangements and $19.0 million in treasury stock purchases.
Off-balance sheet arrangements
At June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at June 30, 2015 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of June 30, 2015, was 2.72%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of June 30, 2015, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At June 30, 2015, we were in compliance with the covenants under our credit facility.
At June 30, 2015, we had utilized $341.7 million of our credit facility, with $338.5 million in borrowings and $3.2 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2015, we have no outstanding interest rate swaps.
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

Liquidity
As of June 30, 2015, we had $20.7 million in cash and equivalents compared to $40.2 million as of December 31, 2014. Cash balances residing outside of the United States were $17.6 million and $38.2 million as of June 30, 2015 and December 31, 2014, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States which were not included in segment operating income. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At June 30, 2015, we had $158.3 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

FORWARD LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our UC&C software suite, including our iMeet and GlobalMeet product portfolios;

•	Our ability to attract, retain and expand the products and services we provide to existing customers;

•	Our ability to establish and maintain strategic reseller and distribution relationships;

•	Risks associated with global economic or market conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime, including undetected errors or defects in our software;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customers' confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from our PGiSend sale;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014; and

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.
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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2015, we had no outstanding interest rate swaps.
At June 30, 2015, we had borrowings of approximately $338.5 million outstanding under our credit facility that are subject to interest rate risk. Each 1% increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $3.4 million based on our June 30, 2015 debt level.
We generated approximately 40% of our consolidated net revenue and 35% of our operating expenses in countries outside of the United States in the six months ended June 30, 2015. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2015, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenue, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenue, operating expenses and outstanding debt for the six months ended June 30, 2015 by approximately $11.4 million, $9.6 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Japan, Norway, Singapore and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at June 30, 2015.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. On April 24, 2015, we filed a motion for summary judgment with the Tax Court of New Jersey which, if resolved in our favor, may eliminate the entire amount of tax, interest and penalties related to the final determination. The motion was heard by the Tax Court on July 10, 2015; however, its decision has not yet been rendered. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.
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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2015	—	$—	—	2,046,748
May 1 - 31, 2015	—	$—	—	2,046,748
June 1 - 30, 2015	30,300	$10.29	—	2,046,748
Total	30,300	$10.29	—	2,046,748

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase program described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 30,300 shares in June 2015, which do not count against shares authorized under our stock repurchase program.

(2)
In December 2012, our board approved a stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of June 30, 2015, we have purchased approximately 3.0 million shares pursuant to this stock repurchase program. This stock repurchase program has no expiration date.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2015
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