Form 10-Q
period 2015-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2015-11-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2015
Common Stock, $0.01 par value	46,753,585

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS
PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and equivalents	$19,317	$40,220
Accounts receivable (net of allowances of $740 and $557, respectively)	89,347	77,334
Prepaid expenses and other current assets	17,616	13,536
Income taxes receivable	707	1,897
Deferred income taxes, net	10,148	10,447
Total current assets	137,135	143,434
PROPERTY AND EQUIPMENT, NET	100,647	100,954
OTHER ASSETS
Goodwill	410,089	386,416
Intangibles, net of amortization	96,411	102,350
Deferred income taxes, net	2,422	2,342
Other assets	13,810	20,734
Total assets	$760,514	$756,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$48,418	$57,211
Income taxes payable	1,346	2,217
Accrued taxes, other than income taxes	14,177	17,562
Accrued expenses	51,420	37,807
Current maturities of long-term debt and capital lease obligations	2,199	1,971
Accrued restructuring costs	431	958
Deferred income taxes, net	16	17
Total current liabilities	118,007	117,743
LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	335,811	332,825
Accrued expenses	34,198	23,219
Deferred income taxes, net	24,824	27,453
Total long-term liabilities	394,833	383,497
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 46,753,585 and 47,378,794 shares issued and outstanding, respectively	470	475
Additional paid-in capital	436,060	442,585
Accumulated other comprehensive loss	(16,603)	(6,545)
Accumulated deficit	(172,253)	(181,525)
Total shareholders’ equity	247,674	254,990
Total liabilities and shareholders’ equity	$760,514	$756,230

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$140,967	$140,383	$427,593	$427,909
Operating expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	56,302	57,965	170,343	176,508
Selling and marketing	37,000	36,813	111,125	112,242
General and administrative (exclusive of expenses shown separately below)	19,336	17,810	60,509	54,815
Research and development	5,793	5,534	16,385	14,655
Excise and sales tax expense	331	—	331	—
Depreciation	8,886	8,697	26,350	26,248
Amortization	3,962	2,582	12,399	7,549
Restructuring costs	49	68	4,195	68
Asset impairments	1	4,938	151	4,938
Net legal settlements and related expenses	(10)	172	(21)	172
Acquisition/divestiture-related costs	2,421	2,147	6,021	5,838
Total operating expenses	134,071	136,726	407,788	403,033
Operating income	6,896	3,657	19,805	24,876
Other (expense) income
Interest expense	(2,975)	(2,133)	(8,478)	(6,618)
Interest income	2	5	16	25
Other, net	(1,018)	741	(616)	996
Total other expense, net	(3,991)	(1,387)	(9,078)	(5,597)
Income from continuing operations before income taxes	2,905	2,270	10,727	19,279
Income tax (benefit) expense	(553)	(376)	1,002	5,230
Net income from continuing operations	3,458	2,646	9,725	14,049
Loss from discontinued operations, net of taxes	(119)	(100)	(453)	(283)
Net income	$3,339	$2,546	$9,272	$13,766
BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	44,133	45,162	44,365	45,797
Basic net income (loss) per share (1)
Continuing operations	$0.08	$0.06	$0.22	$0.31
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.08	$0.06	$0.21	$0.30
DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	45,002	45,898	45,028	46,485
Diluted net income (loss) per share (1)
Continuing operations	$0.08	$0.06	$0.22	$0.30
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share	$0.07	$0.06	$0.21	$0.30

(1)	Column totals may not sum due to the effect of rounding on EPS.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$3,339	$2,546	$9,272	$13,766
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of taxes	672	(21)	755	(1,694)
Net gain reclassified from accumulated other comprehensive income to net income	—	—	—	(468)
Translation adjustments	(5,807)	(9,388)	(10,813)	(7,039)
Total other comprehensive loss	(5,135)	(9,409)	(10,058)	(9,201)
Comprehensive income	$(1,796)	$(6,863)	$(786)	$4,565

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

BALANCE, December 31, 2014	$475	$442,585	$(181,525)	$(6,545)	$254,990
Net income	—	—	9,272	—	9,272
Other comprehensive loss	—	—	—	(10,058)	(10,058)
Equity-based compensation	—	9,583	—	—	9,583
Treasury stock purchase and retirement	(15)	(14,191)	—	—	(14,206)
Redemption of restricted shares, net	10	(1,961)	—	—	(1,951)
Income tax benefit from equity awards	—	44	—	—	44
BALANCE, September 30, 2015	$470	$436,060	$(172,253)	$(16,603)	$247,674

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,272	$13,766
Loss from discontinued operations, net of taxes	453	283
Net income from continuing operations	9,725	14,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,350	26,248
Amortization	12,399	7,549
Amortization of debt issuance costs	546	491
Net legal settlements and related expenses	(21)	172
Payments for legal settlements and related expenses	(116)	(170)
Deferred income taxes	(1,598)	1,096
Restructuring costs	4,195	68
Payments for restructuring costs	(4,559)	(1,816)
Asset impairments	151	4,938
Equity-based compensation	9,821	7,544
Excess tax benefits from share-based payment arrangements	(215)	(448)
Provision for doubtful accounts	467	203
Acquisition/divestiture-related costs	6,021	5,838
Cash paid for acquisition/divestiture-related costs	(5,056)	(5,411)
Changes in working capital, net of business acquisitions	(16,556)	(6,460)
Net cash provided by operating activities from continuing operations	41,554	53,891
Net cash used in operating activities from discontinued operations	(508)	(259)
Net cash provided by operating activities	41,046	53,632
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(27,997)	(26,562)
Business acquisitions, net of cash acquired	(16,109)	(55,517)
Other investing activities, net	(301)	2,046
Net cash used in investing activities from continuing operations	(44,407)	(80,033)
Net cash used in investing activities from discontinued operations	—	—
Net cash used in investing activities	(44,407)	(80,033)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(81,971)	(99,509)
Proceeds from borrowing arrangements	83,500	137,000
Payment of debt issuance costs	—	(1,060)
Payment of earn-out liability	(1,841)	—
Excess tax benefits of share-based payment arrangements	215	448
Purchase and retirement of treasury stock, at cost	(15,605)	(25,844)
Exercise of stock options	—	963
Net cash (used in) provided by financing activities from continuing operations	(15,702)	11,998
Net cash (used in) provided by financing activities from discontinued operations	—	—
Net cash (used in) provided by financing activities	(15,702)	11,998
Effect of exchange rate changes on cash and equivalents	(1,840)	(1,047)
NET DECREASE IN CASH AND EQUIVALENTS	(20,903)	(15,450)
CASH AND EQUIVALENTS, beginning of period	40,220	44,955
CASH AND EQUIVALENTS, end of period	$19,317	$29,505

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

On September 10, 2015, PGi announced that we entered into a definitive agreement to be acquired by funds managed or advised by Siris Capital Group, LLC, or Siris, in a transaction valued at approximately $1.0 billion. Under the terms of the merger agreement, Siris will acquire all of the outstanding common stock of PGi for $14.00 per share in cash. The agreement was unanimously approved by PGi’s Board of Directors, which recommended that PGi’s shareholders approve the merger agreement with Siris. The transaction is subject to customary closing conditions, including the receipt of shareholder approval. All required regulatory approvals for the transaction have been obtained. A special meeting of PGi’s shareholders will be held on December 3, 2015 to consider and vote upon, among other matters, the proposal to approve the merger agreement. The transaction is not subject to a financing condition. PGi may be required to pay a termination fee of $19.7 million if the merger agreement is terminated under certain circumstances. Upon completion of the acquisition, PGi will become wholly owned by an affiliate of Siris. If approved, the transaction is expected to close in the fourth quarter of 2015 or the first quarter of 2016. Costs incurred by PGi associated with this transaction in each of the three and nine months ended September 30, 2015 totaled approximately $2.9 million. These costs have been recorded in “Acquisition/divestiture-related costs” in our condensed consolidated statements of operations.
Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the full fiscal year of 2015 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not included in this quarterly report.
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
Cash and Equivalents and Restricted Cash
Cash and equivalents consist of cash on hand. Cash balances that are legally restricted as to usage or withdrawal are separately included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. At September 30, 2015 and December 31, 2014, we had $0.7 million and $0.4 million of restricted cash, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Included in accounts receivable at September 30, 2015 and December 31, 2014 was earned but unbilled revenue of $8.1 million and $5.1 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.0 million for the three months ended September 30, 2015. Provision for doubtful accounts resulted in a benefit of $0.2 million for the three months ended September 30, 2014. Provision for doubtful accounts was $0.5 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. Write-offs against the allowance for doubtful accounts were $0.0 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Write-offs against the allowance for doubtful

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accounts were $0.3 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to five years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $201.3 million and $177.8 million as of September 30, 2015 and December 31, 2014, respectively. The cost of installation of equipment is capitalized, as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.
Research and Development
Research and development expenses primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.
Software Development Costs
We capitalize certain costs incurred to develop software features used as part of our service offerings within “Property and Equipment, Net” in our condensed consolidated balance sheets. We capitalized approximately $6.9 million and $6.0 million of these costs for the three months ended September 30, 2015 and 2014, respectively, and $18.4 million and $15.9 million of these costs for the nine months ended September 30, 2015 and 2014, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for the developed software was $4.3 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $12.1 million and $10.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Goodwill
Goodwill is subject to an impairment assessment performed at the reporting unit level at least annually and more frequently if indicators of impairment are identified. Our reporting units are our operating segments: North America, Europe and Asia Pacific. No impairment of goodwill was identified in the year ended December 31, 2014, the date of our most recent assessment. As of September 30, 2015, we are not aware of any events that would lead to an impairment; therefore, we do not believe that any of our reporting units are at risk of failing step one of the goodwill impairment test.
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
Our cost method investment had a carrying value of $1.0 million as of September 30, 2015 and was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented. The total carrying value of our cost method investments as of December 31, 2014 was $1.1 million and was included as a component of “Other assets” in our condensed consolidated balance sheets for each period presented. Of this amount at December 31, 2014, $1.0 million was related to our investment in a privately held cloud solutions provider.
In June 2011, we invested approximately $1.0 million in a privately-held conferencing company. During December 2013, this investment changed from a historical cost investment to an available-for-sale asset when that company’s shares began trading publicly on a foreign stock exchange. The fair value of this investment is based on the quoted price of our shares of such company on that foreign exchange at each measurement date. This investment is also subject to fluctuations in foreign currency exchange rates. Any related gains or losses related to the market value of the shares or fluctuations in foreign currency are excluded from

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

earnings until realized and reported as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets. In February 2014, we sold 50% of our investment for approximately $1.0 million realizing a gain of $0.5 million. This gain was reflected in "Other, net" in our condensed consolidated statements of operations. After the effects of foreign currency exchange rate fluctuations and adjustments to the quoted market value, the available-for-sale investment had a market value of $1.1 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively, and was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.
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
USF Charges
In accordance with Federal Communications Commission, or FCC, rules, we are required to contribute to the federal Universal Service Fund, or USF, for some of our solutions, which we recover from our applicable customers and remit to the Universal Service Administration Company, or USAC. We present the USF charges that we collect and remit on a net basis, with both collections from our customers and the amounts we remit, recorded in "Net revenue" in our condensed consolidated statements of operations. Had we presented USF charges on a gross basis, net revenue and cost of revenue would have been $5.9 million higher for each of the three months ended September 30, 2015 and 2014 and $18.6 million and $19.2 million higher for the nine months ended September 30, 2015 and 2014, respectively.

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
Treasury Stock
All treasury stock transactions are recorded at cost, and all shares of treasury stock repurchased are retired. During the nine months ended September 30, 2015, we repurchased 1,529,354 shares of our common stock for $14.2 million in the open market at an average price of $9.29 per share, pursuant to our board-approved stock repurchase program. All such repurchases were made in the three months ended March 31, 2015. During the nine months ended September 30, 2014, we repurchased 1,901,498 shares of our common stock for $24.6 million in the open market at an average price of $12.93 per share, pursuant to our prior board-approved stock repurchase program.
During the nine months ended September 30, 2015 and 2014, we redeemed 182,218 and 112,266 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholding obligations due upon the vesting of their restricted stock grants and remitted $1.4 million and $1.2 million, respectively, to the Internal Revenue Service on our employees’ behalf.
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
Acquisition/divestiture-related Costs
Acquisition/divestiture-related costs reflected in our condensed consolidated statements of operations include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions and divestitures, termination and related costs for transitional and certain other employees, integration-related professional fees and other post-business combination expenses associated with our acquisitions and divestitures.
The following table summarizes acquisition/divestiture-related costs incurred during the three and nine months ended September 30, 2015 and 2014 (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Divestiture-related costs
Professional fees	$2,854	$—	$2,854	$—
Acquisition-related costs
Professional fees	266	1,136	637	2,849
Release of indemnification asset	612	1,472	612	1,472
Integration-related costs	416	868	2,976	2,846
Earn-out adjustments, net	(1,727)	(1,329)	(1,058)	(1,329)
Total acquisition/divestiture-related costs	$2,421	$2,147	$6,021	$5,838
Included in Integration-related costs above in 2015 is a lease abandonment charge of approximately $0.8 million related to a facility in the United Kingdom that will no longer be utilized due to recent acquisition activities in that country. For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Excise and Sales Tax

Some of our solutions may be subject to telecommunications excise tax and sales taxes in states where we have not collected and remitted such taxes from our customers. During the nine months ended September 30, 2015 and 2014, we did not make any material payments related to the settlement of these state and excise sales tax contingencies.

We have reserves for certain state excise and sales tax contingencies based on the likelihood of obligation. These contingencies are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We had reserved approximately $10.7 million and $9.9 million at each of September 30, 2015 and December 31, 2014, respectively, for certain state excise and sales tax contingencies and interest. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves or new information becomes available, we may need to make adjustments which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.
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
Income tax (benefit) expense for the three and nine months ended September 30, 2015 was $(0.6) million and $1.0 million, respectively, compared to $(0.4) million and $5.2 million for the three and nine months ended September 30, 2014, respectively. The decrease in income tax expense during the nine months ended September 30, 2015 compared to the same period in the prior year is primarily related to the decrease in income from continuing operations before income taxes for the three and nine months ended September 30, 2015 compared to the same periods of 2014.
We had $7.4 million and $8.2 million of unrecognized tax benefits as of September 30, 2015 and December 31, 2014, respectively. Upon resolution, $5.9 million and $6.9 million of unrecognized tax benefits would affect our annual effective tax rate as of September 30, 2015 and December 31, 2014, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our valuation allowance at September 30, 2015 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2015, the net change in our valuation allowance was $0.1 million.
New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board, or FASB, issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Accordingly, we plan to adopt the provisions of this update at the beginning of fiscal year 2017, and we are currently assessing the impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This topic converges the guidance within U.S. GAAP and IFRS. The new standard intends to simplify the presentation of debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, versus recording the costs as a prepaid expense in other assets that is amortized. The new standard will more closely align the presentation of debt issuance costs under U.S. GAAP with the presentation under comparable IFRS. In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest" (Subtopic 835-30) to address the measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-15 states that an entity can defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless if there are outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period and early application is permitted. Accordingly, we plan to adopt the provisions of this new accounting standard at the beginning of fiscal year 2016. As this standard impacts only the classification of certain amounts within the consolidated balance sheets, we do not expect this ASU to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standard Update, or ASU, 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The amendment modifies the presentation of unamortized debt issuance costs on our condensed consolidated balance sheets. Under the new guidance, we will present such amounts as a direct deduction from the face amount of the debt rather than as an asset. Amortization of the debt issuance costs will continue to be reported as interest expense. The guidance will be effective for us beginning January 1, 2016. Early adoption is permitted. The new guidance must be applied retrospectively to each prior period presented. We do not expect the impact of adopting this guidance to be material to our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The SEC has indicated that it plans to review and update the revenue recognition guidance in Staff Accounting Bulletin Topic 13, or SAB Topic 13, when the ASU is issued. The extent to which the ASU’s guidance will affect us as it relates to revenue recognition will depend on whether the SEC removes or amends the guidance in SAB Topic 13 to be consistent with the new revenue standard. In addition, the ASU provides guidance on accounting for certain revenue-related costs including, but not limited to, when to capitalize costs associated with obtaining and fulfilling a contract. ASU 2014-09 provides companies with two implementation methods. Companies can choose to apply the standard retrospectively to each prior reporting period presented (full retrospective application) or retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). Originally this guidance was to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year and early adoption would now be permitted, but not before the original publication effective date. We are in the process of evaluating the impact that the adoption of the standard will have on our consolidated financial position, results of operations, and related disclosures.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	RESTRUCTURING COSTS
Below is a reconciliation of the beginning and ending liability balances related to our restructuring efforts for the nine months ended September 30, 2015. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. Cash payments for restructuring costs from continuing operations were $4.6 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. The components included in the reconciliation of the liability balances are as follows (in thousands):

	Balance at	Provisions	Cash Payments	Non-cash (1)	Balance at
	December 31, 2014				September 30, 2015
Accrued restructuring costs:
Severance and exit costs	$842	$3,816	$(4,086)	$(164)	$408
Contractual obligations	116	379	(473)	1	23
Total restructuring costs	$958	$4,195	$(4,559)	$(163)	$431

(1) Non-cash includes the impact of currency fluctuations.

Realignment of Workforce – 2015

For the 2015 alignment, we recorded restructuring expenses of $4.3 million during the nine months ended September 30, 2015. Of these expenses, $3.9 million relate to severance costs. We eliminated approximately 90 positions in an effort to realign our international operations and ensure that our organizational structure is optimally aligned to take full advantage of our market opportunities. We also recorded $0.4 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.5 million in North America, $1.0 million in Europe and $1.8 million in Asia Pacific. Our reserve for the 2015 realignment was $0.3 million at September 30, 2015, which we anticipate will be paid within one year.

Realignment of Workforce – 2014

During 2014, we eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $0.5 million of severance costs, including a $(0.1) million adjustment recorded in 2015, and $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.5 million in Europe. There is no remaining reserve for the 2014 realignment at September 30, 2015.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.1 million at September 30, 2015, which we anticipate will be paid within one year.

4.	DISCONTINUED OPERATIONS
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating loss	$(118)	$(93)	$(508)	$(259)
Interest expense	(66)	(62)	(196)	(182)
Income tax benefit	65	55	251	158
Loss from discontinued operations, net of taxes	$(119)	$(100)	$(453)	$(283)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The results of discontinued operations for the three and nine months ended September 30, 2015 and 2014 reflect ongoing costs associated with the state telecommunications excise tax and state corporate tax matters set forth in Note 11. We have agreed to indemnify the purchaser of our PGiSend messaging business, which was sold in 2010, for these pre-closing, residual liabilities.
5.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable business segments from December 31, 2014 to September 30, 2015 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Gross value at December 31, 2014	$428,511	$44,433	$5,895	$478,839
Accumulated impairment losses	(92,423)	—	—	(92,423)
Carrying value at December 31, 2014	336,088	44,433	5,895	386,416
Modality acquisition	2,166	30,548	177	32,891
Adjustments to prior acquisitions	(2,999)	—	—	(2,999)
Impact of currency fluctuations	(2,619)	(2,877)	(723)	(6,219)
Carrying value at September 30, 2015	$332,636	$72,104	$5,349	$410,089

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
Intangible Assets
Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Customer lists	$139,720	$(75,441)	$64,279	$138,149	$(69,904)	$68,245
Non-compete agreements	14,717	(8,513)	6,204	13,170	(6,891)	6,279
Developed technology	23,498	(4,285)	19,213	23,000	(1,843)	21,157
Other	9,985	(3,270)	6,715	8,809	(2,140)	6,669
Total other intangible assets	$187,920	$(91,509)	$96,411	$183,128	$(80,778)	$102,350
We record fees incurred in connection with our patents and trademarks in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets until the patents and trademarks are granted or abandoned. We had $0.8 million and $1.0 million of these assets recorded as of September 30, 2015 and December 31, 2014, respectively.

Intangible assets include $94.9 million of net intangible assets at September 30, 2015 that are subject to amortization. Intangible assets that are subject to amortization are amortized over an estimated useful life between one and 20 years. Intangible assets with indefinite lives that are not subject to amortization include $0.4 million of domain names and $1.1 million of trademarks.

Estimated annual amortization expense of our other intangible assets for the next five years is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Year	Estimated Annual Amortization Expense
2015	$16,461
2016	$16,107
2017	$15,135
2018	$13,257
2019	$11,453

6.INDEBTEDNESS
Long-term debt and capital lease obligations at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015	December 31, 2014
Borrowings on credit facility	$334,282	$330,895
Capital lease obligations	3,728	3,901
Subtotal	338,010	334,796
Less current portion	(2,199)	(1,971)
Total long-term debt and capital lease obligations	$335,811	$332,825

Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, American Teleconferencing Services, Ltd., or ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at September 30, 2015 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, as of September 30, 2015, was 2.74%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2015, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2015, we had $334.3 million of borrowings and $3.2 million in letters of credit outstanding under our credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$73	$144	$339	$482
Selling and marketing	1,093	594	2,460	2,011
Research and development	327	181	773	481
General and administrative	2,263	1,741	6,249	4,570
Equity-based compensation expense	$3,756	$2,660	$9,821	$7,544
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
The following table summarizes the activity of unvested restricted stock awards under our stock plans from December 31, 2014 to September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	2,297,652	$10.97
Granted	1,262,180	9.87
Vested/released	(687,250)	10.36
Forfeited	(135,308)	10.46
Unvested at September 30, 2015	2,737,274	$10.65
Included in the table above are 166,250 and 134,591 restricted stock units outstanding at September 30, 2015 and December 31, 2014, respectively. Restricted stock units represent a right to receive shares of our common stock in the future, subject to attainment of service-based and/or performance-based vesting criteria. Shares underlying restricted stock units are not outstanding and instead convert to shares of our common stock if and when the vesting criteria are met.
The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2015 and 2014 was $9.87 and $12.23, respectively. The aggregate fair value of restricted stock vested was $1.9 million and $7.3 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $6.2 million for the three and nine months ended September 30, 2014, respectively. During the nine months ended September 30, 2015 and the year ended December 31, 2014, we issued 506,576 and 626,928 shares, respectively, of our common stock relating to the vesting of restricted stock. As of September 30, 2015, we had $19.6 million of unvested restricted stock, which we will record in our condensed consolidated statements of operations over a weighted-average recognition period of approximately 1.9 years.
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
The following table summarizes the stock options activity under our stock plans from December 31, 2014 to September 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	22,334	$11.30
Granted	—	—
Exercised	—	—
Expired	(22,334)	11.30
Options outstanding and exercisable at September 30, 2015	—	$—	—	$—
As of September 30, 2015, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

8.	EARNINGS PER SHARE
Basic and Diluted Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2015 and 2014, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Unvested shares of our restricted stock do not contain nonforfeitable rights to dividends and dividend equivalents.
Diluted earnings per share includes the effect of all potentially dilutive securities on earnings per share. Our unvested restricted shares, restricted stock units and stock options are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of unvested restricted shares, restricted stock units and stock options for the three and nine months ended September 30, 2015 and 2014.
The following table represents a reconciliation of the basic and diluted earnings per share from continuing operations, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income from continuing operations	$3,458	$2,646	$9,725	$14,049
Weighted-average shares outstanding - basic and diluted:
Weighted-average shares outstanding - basic	44,133	45,162	44,365	45,797
Add effect of dilutive securities:
Unvested restricted stock	869	730	663	674
Stock options	—	6	—	14
Weighted-average shares outstanding - diluted	45,002	45,898	45,028	46,485
Basic net income per share from continuing operations	$0.08	$0.06	$0.22	$0.31
Diluted net income per share from continuing operations	$0.08	$0.06	$0.22	$0.30

The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2015 excludes the effect of 0 and 102,876 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2014

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

excludes the effect of 0 and 9,310 restricted stock and out-of-the-money options, respectively, because their effect would be anti-dilutive.
9.     FAIR VALUE MEASUREMENTS

The fair value amounts for cash and equivalents, accounts receivable, net, accounts payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The estimated fair value of our long-term debt and capital lease obligations at each of September 30, 2015 and December 31, 2014 was based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality, and did not vary materially from carrying value.

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

Recurring Fair Value Measurement

The fair value of our investment in a conferencing company, which is trading publicly on a foreign stock exchange, was based on the quoted price of such shares on that foreign exchange at the measurement date of September 30, 2015; therefore, the fair value of this investment was based on Level 1 inputs. The balance of this investment was included as a component of “Prepaid expenses and other current assets” in our condensed consolidated balance sheets at each of September 30, 2015 and December 31, 2014.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	September 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Assets:
Available-for-sale securities	$1,053	$1,053	$—	$—	$327	$327	$—	$—
Total	$1,053	$1,053	$—	$—	$327	$327	$—	$—

	September 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Current Liabilities:
Earn-out liability	$15,817	$—	$—	$15,817	$4,727	$—	$—	$4,727
Long-term Liabilities:
Earn-out liability	$15,430	$—	$—	$15,430	$6,545	$—	$—	$6,545
Total	$31,247	$—	$—	$31,247	$11,272	$—	$—	$11,272
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
In addition, the Central Desktop merger agreement provides for a potential earn-out payment to the sellers based on its annual revenue growth in 2015. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand. We incurred $0.4 million of direct transaction costs, which are recorded in acquisition/divestiture-related costs for the year ended December 31, 2014. Central Desktop’s financial results since its acquisition date are included in our North America segment.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, the TalkPoint purchase agreement provides for a potential earn-out payment to the sellers based on its annual revenue growth in 2015. We funded the acquisition through borrowings under our credit facility and cash and equivalents on hand. We incurred $0.4 million of direct transaction costs, which are recorded in acquisition/divestiture-related costs for the year ended December 31, 2014. TalkPoint’s financial results since its acquisition date are included primarily in our North America segment.

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

The final valuation of the assets acquired and liabilities assumed for TalkPoint and Central Desktop are as follows (in thousands):

	Central Desktop Valuation	TalkPoint Valuation
Cash and equivalents	$193	$2
Other current assets	962	3,340
Property and equipment	301	303
Intangible assets	9,200	28,400
Deferred income taxes, net	4,432	—
Other assets	64	1,578
Total assets acquired	15,152	33,623

Current liabilities	5,749	1,448
Long-term liabilities	—	8,006
Deferred income taxes, net	3,474	—
Total liabilities assumed	9,223	9,454

Total identifiable net assets	5,929	24,169
Goodwill	19,147	31,658
Total net assets	$25,076	$55,827

Valuation Adjustments for Central Desktop

We performed a valuation of the assets and liabilities of Central Desktop at its acquisition date. Adjustments as a result of the valuation and the bases for their determination are summarized as follows:

Developed technology - Developed technology was the primary asset acquired in the Central Desktop acquisition. We valued developed technology using the relief from royalty approach. The developed technology was valued at $6.0 million for the acquisition under this approach and will be amortized over seven years.

Customer relationships - Customer relationships were the secondary asset acquired in the Central Desktop acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. The customer relationships were valued at $1.1 million for the acquisition under this approach and will be amortized over ten years.

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

Earn-out - We recorded a contingent consideration liability of approximately $2.9 million as of the acquisition date related to the Central Desktop earn-out, included in “Accrued expenses” under “Current Liabilities” in our condensed consolidated balance sheet. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of Central Desktop during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as "Acquisition/divestiture-related costs" in our condensed consolidated statements of operations.

Valuation Adjustments for Talkpoint

We finalized the valuation of the assets and liabilities of TalkPoint at its acquisition date. Significant adjustments as a result of the valuation and the bases for their determination are summarized as follows:

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

Developed technology - Developed technology was the primary asset acquired in the TalkPoint acquisition. We valued developed technology using the relief from royalty approach. The developed technology was valued at $16.0 million for the acquisition under this approach which will be amortized over seven years.

Customer relationships - Customer relationships were the secondary asset acquired in the TalkPoint acquisition. We valued customer relationships using the income approach, specifically the multi-period excess earnings method. The customer relationships were valued at $9.5 million for the acquisition under this approach and will be amortized over ten years.

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

Earn-out - We recorded a contingent consideration liability of approximately $6.4 million as of the acquisition date related to the Talkpoint earn-out, included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement, as defined in Note 9. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales related to our acquisition of TalkPoint during the earn-out period. The earn-out will be re-measured quarterly, with the change being reflected as "Acquisition/divestiture-related costs" in our condensed consolidated statements of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Acquisitions

Modality

On February 5, 2015, we acquired substantially all of the outstanding equity interests of Modality, a dedicated Microsoft Skype for Business services and software firm, for $17.5 million, subject to a net working capital adjustment. We funded the acquisition through borrowings under our credit facility and incurred $0.3 million of direct transaction costs, which are recorded in acquisition/divestiture-related costs for the nine months ended September 30, 2015. In addition, the Modality purchase agreement provides for potential earn-out payments to the sellers based on its annual revenue growth in 2015, 2016 and 2017. A total of $23.1 million was recorded at the acquisition date to reflect the fair value of the earn-out payments. The earn-out will be re-measured quarterly, with the change being reflected as "Acquisition/divestiture-related costs" in our condensed consolidated statements of operations.
Modality's financial results since its acquisition date are included primarily in our Europe segment. Our consolidated results of operations include revenue of $9.8 million and a net loss of $1.9 million from Modality for the nine months ended September 30, 2015. The primary assets acquired as part of the Modality acquisition were customer relationships totaling $4.6 million and other intangibles totaling $3.2 million. The recognized goodwill for Modality is not expected to be deductible for income tax purposes.
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
State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. On April 24, 2015, we filed a motion for summary judgment with the Tax Court of New Jersey which was denied on August 25, 2015. We filed a motion for reconsideration on September 14, 2015. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.

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
12.    SEGMENT REPORTING
We manage our operations on a geographic regional basis, with segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across our segments. Revenue from our North America segment is recognized in the United States and Canada, and revenue from our Europe segment is primarily recognized in Ireland and the United Kingdom. We present "Operating income" for each of our segments as a measure of segment profit. Our chief operating decision makers use operating income without the impact of income taxes and other non-operating items internally as a means of analyzing segment performance and believe that it more clearly represents our segment profit on an ongoing basis. No single customer accounted for more than 10% of net sales for the three and nine months ended September 30, 2015 and 2014.
The sum of these regional results may not agree to the consolidated results due to rounding. Information concerning our continuing operations in our segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue:
North America	$89,759	$87,507	$272,155	$267,029
Europe	36,014	36,080	110,573	111,497
Asia Pacific	15,194	16,796	44,865	49,383
Consolidated	$140,967	$140,383	$427,593	$427,909
Net revenue by type:
Conferencing services revenue	$107,917	$112,119	$329,797	$345,442
UC&C SaaS revenue	22,188	13,029	61,403	35,758
Resold services revenue	10,862	15,235	36,393	46,709
Net revenue	$140,967	$140,383	$427,593	$427,909
Operating income (loss):
North America	$(4,375)	$(6,613)	$(6,432)	$(3,663)
Europe	10,145	9,484	26,145	26,582
Asia Pacific	1,126	786	92	1,957
Consolidated	$6,896	$3,657	$19,805	$24,876

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION
Supplemental disclosures of cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest	$6,911	$5,119
Income tax payments	$4,420	$4,708
Income tax refunds	$2,269	$761
Capital lease additions	$1,887	$1,147
Capitalized interest	$191	$236

At September 30, 2015 and 2014, we had accrued capital expenditures in “Total current liabilities” in our condensed consolidated balance sheets of $0.7 million and $1.7 million, respectively.

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

On September 10, 2015, PGi announced that we entered into a definitive agreement to be acquired by funds managed or advised by Siris in a transaction valued at approximately $1.0 billion. Under the terms of the merger agreement, Siris will acquire all of the outstanding common stock of PGi for $14.00 per share in cash. The agreement was unanimously approved by PGi’s Board of Directors, which recommended that PGi’s shareholders approve the merger agreement with Siris. The transaction is subject to customary closing conditions, including the receipt of shareholder approval. All required regulatory approvals for the transaction have been obtained. A special meeting of PGi’s shareholders will be held on December 3, 2015 to consider and vote upon, among other matters, the proposal to approve the merger agreement. The transaction is not subject to a financing condition. PGi may be required to pay a termination fee of $19.7 million if the merger agreement is terminated under certain circumstances. Upon completion of the acquisition, PGi will become wholly owned by an affiliate of Siris. If approved, the transaction is expected to close in the fourth quarter of 2015 or the first quarter of 2016. Costs incurred by PGi associated with this transaction in each of the three and nine months ended September 30, 2015 totaled approximately $2.9 million. These costs have been recorded in “Acquisition/divestiture-related costs” in our condensed consolidated statements of operations.
During 2015, we are continuing our strategy to transition PGi to a software model, focusing our sales and marketing efforts on growing the market awareness and adoption of our UC&C software suite. The following discussion and analysis reflects our results from continuing operations.
Key highlights of our financial and strategic accomplishments for the third quarter ended September 30, 2015 include:

•
Grew our UC&C SaaS revenue to $22.3 million (or $22.2 million including the approximately $0.1 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions) for the three months ended September 30, 2015, an increase of approximately 71% compared to the same period in 2014; and

•	Increased our gross margin by approximately 140 basis points year-over-year to 60.1%.
Our primary corporate objectives for the remainder of 2015 are focused on continuing to:

•	Acquire new customers with our UC&C software suite, including our iMeet and GlobalMeet product portfolios;

•	Develop and release additional upgrades and enhancements to our UC&C products to increase their functionality, improve their competitive positioning and grow their market opportunities; and

•	Transition our phone-based audio conferencing customers to our UC&C products.
We believe these strategic initiatives will further increase the addressable market opportunity for PGi and our solutions.
In the first nine months of 2015, approximately 40% of our net revenue was generated outside the United States. Because we generate a significant portion of our net revenue from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first nine months of 2015 negatively affected our net revenue by approximately $17 million as compared to the same period in 2014.

We have historically generated net revenue growth in our collaboration solutions. Revenue growth is typically driven by the increase of total minutes sold, partially offset by the decrease in average rates per minute. We believe this trend is consistent within the industry, and we expect it to continue in the foreseeable future. Revenue increases during the first nine months of 2015, which were primarily driven by our recent acquisitions, were offset by the negative effects of foreign currency exchange rates, resulting in a decrease in net revenue in the period to $427.6 million from $427.9 million in the same period in 2014.
We have historically used our cash flows from operating activities for debt repayments, capital expenditures, stock repurchases, acquisitions and strategic investments. As of September 30, 2015, borrowings under our $575.0 million credit facility, including the uncommitted $75.0 million accordion feature, were $334.3 million. See “- Results of Operations - Liquidity and Capital Resources - Capital resources” for a description of our credit facility.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “- Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The results of operations for the nine months ended September 30, 2015 are not indicative of the results that may be expected for the full fiscal year of 2015 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2014, which includes information and disclosures not included in this quarterly report. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS
Net Revenue
The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2015	2014	$	%
Net revenue:
North America	$89,759	$87,507	$2,252	2.6
Europe	36,014	36,080	(66)	(0.2)
Asia Pacific	15,194	16,796	(1,602)	(9.5)
Consolidated	$140,967	$140,383	$584	0.4
Percent of net revenue:
North America	63.7%	62.3%
Europe	25.5%	25.7%
Asia Pacific	10.8%	12.0%
Consolidated	100.0%	100.0%
Operating income (loss):
North America	$(4,375)	$(6,613)	$2,238
Europe	10,145	9,484	661
Asia Pacific	1,126	786	340
Consolidated	$6,896	$3,657	$3,239

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net revenue:
North America	$272,155	$267,029	$5,126	1.9
Europe	110,573	111,497	(924)	(0.8)
Asia Pacific	44,865	49,383	(4,518)	(9.1)
Consolidated	$427,593	$427,909	$(316)	(0.1)
Percent of net revenue:
North America	63.6%	62.4%
Europe	25.9%	26.1%
Asia Pacific	10.5%	11.5%
Consolidated	100.0%	100.0%
Operating income (loss):
North America	$(6,432)	$(3,663)	$(2,769)
Europe	26,145	26,582	(437)
Asia Pacific	92	1,957	(1,865)
Consolidated	$19,805	$24,876	$(5,071)

Consolidated Net Revenue
The following tables detail the changes in consolidated net revenue from the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2014	$140,383	$87,507	$36,080	$16,796
Change in volume	(1,196)	(1,509)	(1,179)	1,492
Change in average selling prices and product mix	(2,881)	(2,852)	1,585	(1,614)
Acquisitions	9,984	7,166	2,562	256
Impact of fluctuations in foreign currency exchange rates	(5,323)	(553)	(3,034)	(1,736)
September 30, 2015	$140,967	$89,759	$36,014	$15,194

	Nine Months Ended
	Consolidated	North America	Europe	Asia Pacific
September 30, 2014	$427,909	$267,029	$111,497	$49,383
Change in volume	(1,888)	(3,875)	(1,569)	3,556
Change in average selling prices and product mix	(11,620)	(11,398)	3,856	(4,078)
Acquisitions	29,469	21,782	7,313	374
Impact of fluctuations in foreign currency exchange rates	(16,277)	(1,383)	(10,524)	(4,370)
September 30, 2015	$427,593	$272,155	$110,573	$44,865
Net revenue was relatively flat during the three and nine months ended September 30, 2015 as compared to prior year periods primarily due to increased revenue from our recent acquisitions offset by the negative effects of fluctuations in foreign currency exchange rates and decreased average selling prices as a result of price reductions to current customers and changes in product mix. Revenue from our UC&C SaaS solutions, which generate higher average gross margins than our traditional audio conferencing services, increased to $62.0 million (or $61.4 million, including the approximately $0.6 million impact of purchase accounting adjustments related to deferred revenue assumed in our acquisitions) during the nine months ended September 30, 2015, compared to $35.8 million during the same period in 2014.
Net revenue increased slightly in our North America segment during the three and nine months ended September 30, 2015 from the comparable prior year periods due to our acquisitions, partially offset by decreased volume and decreased average selling prices. Fluctuations in foreign exchange rates negatively impacted North America by $0.6 million and $1.4 million during the three and nine months ended September 30, 2015, respectively. Net revenue decreased slightly in Europe during the same periods. This decrease in Europe was primarily driven by negative fluctuations in foreign exchange rates of $3.0 million and $10.5 million during the three and nine months ended September 30, 2015, respectively, partially offset by increases due to recent acquisitions and average selling prices and product mix. Net revenue decreased in Asia Pacific during the three and nine months ended September 30, 2015 from the comparable prior year periods primarily due to negative fluctuations in foreign exchange rates of $1.7 million and $4.4 million during the three and nine months ended September 30, 2015, respectively, and decreases in average selling prices and product mix during the periods. These decreases were partially offset by increased volume in the region, which was driven by newly acquired and existing large customers.

Cost of Revenue

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of revenue:
North America	$35,341	$37,806	$(2,465)	(6.5)
Europe	12,925	11,473	1,452	12.7
Asia Pacific	8,036	8,686	(650)	(7.5)
Consolidated	$56,302	$57,965	$(1,663)	(2.9)

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Cost of revenue:
North America	$108,689	$116,150	$(7,461)	(6.4)
Europe	38,042	34,905	3,137	9.0
Asia Pacific	23,612	25,453	(1,841)	(7.2)
Consolidated	$170,343	$176,508	$(6,165)	(3.5)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Cost of revenue:
North America	39.4	43.2	39.9	43.5
Europe	35.9	31.8	34.4	31.3
Asia Pacific	52.9	51.7	52.6	51.5
Consolidated	39.9	41.3	39.8	41.2
Consolidated cost of revenue as a percentage of net revenue decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. This decrease was primarily due to the growth in sales of our higher margin UC&C SaaS solutions in all regions, as well as additional cost reductions driven by fewer sales of our lower margin third-party products and reduced telecommunications expenses as a result of cost savings initiatives. Fluctuations in foreign currency exchange rates resulted in a $2.2 million and $6.9 million decrease in cost of revenue on a consolidated basis during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
The decrease in cost of revenue as a percentage of net revenue in North America for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to the growth in sales of our higher margin UC&C SaaS solutions, as well as additional cost reductions driven by decreased sales of our lower margin third-party products and reduced telecommunications expenses as a result of cost savings initiatives. The increase in cost of revenue as a percentage of revenue in Europe was attributable primarily to the impact of our Modality acquisition, which has higher cost of revenue due to the service nature of its business. The increase in cost of revenue as a percentage of revenue in Asia Pacific was primarily a result of the decrease in revenue in the region by $1.6 million and $4.5 million during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, while cost of revenue only decreased by $0.7 million and $1.8 million, respectively, over the same periods. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue of $0.3 million, $1.1 million and $0.8 million in North America, Europe and Asia Pacific, respectively, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Fluctuations in foreign currency exchange rates resulted in a decrease in cost of revenue of $0.5 million, $4.1 million and $2.3 million in North America, Europe and Asia Pacific, respectively, during the nine months ended September 30, 2015 compared to the same period in 2014.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Selling and marketing expenses:
North America	$24,590	$21,282	$3,308	15.5
Europe	8,532	10,603	(2,071)	(19.5)
Asia Pacific	3,878	4,928	(1,050)	(21.3)
Consolidated	$37,000	$36,813	$187	0.5

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Selling and marketing expenses:
North America	$72,815	$64,755	$8,060	12.4
Europe	26,644	33,372	(6,728)	(20.2)
Asia Pacific	11,666	14,115	(2,449)	(17.4)
Consolidated	$111,125	$112,242	$(1,117)	(1.0)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Selling and marketing expenses:
North America	27.4	24.3	26.8	24.3
Europe	23.7	29.4	24.1	29.9
Asia Pacific	25.5	29.3	26.0	28.6
Consolidated	26.2	26.2	26.0	26.2
Consolidated selling and marketing expenses as a percentage of net revenue remained flat during the three months ended September 30, 2015 and decreased slightly during the nine months ended September 30, 2015 compared to the same periods in the previous year. The decrease during the nine months ended September 30, 2015 was driven by cost reductions in Europe and Asia Pacific as a result of efforts to reduce personnel related costs and fluctuations in foreign exchange rates in Europe and reduced headcount in Asia Pacific. This decrease was partially offset by increased selling and marketing expenses in North America due to the impact of acquisitions and the launch of advertising initiatives to further promote and drive broader awareness of our products. Fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $0.2 million, $1.0 million and $0.6 million in North America, Europe and Asia Pacific, respectively, over the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $0.5 million, $3.6 million and $1.5 million in North America, Europe and Asia Pacific, respectively, during the nine months ended September 30, 2015 compared to the same period in 2014.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
General and administrative expenses:
North America	$14,786	$13,105	$1,681	12.8
Europe	3,068	3,029	39	1.3
Asia Pacific	1,482	1,676	(194)	(11.6)
Consolidated	$19,336	$17,810	$1,526	8.6

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
General and administrative expenses:
North America	$45,865	$40,023	$5,842	14.6
Europe	9,185	9,192	(7)	(0.1)
Asia Pacific	5,459	5,600	(141)	(2.5)
Consolidated	$60,509	$54,815	$5,694	10.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
General and administrative expenses:
North America	16.5	15.0	16.9	15.0
Europe	8.5	8.4	8.3	8.2
Asia Pacific	9.8	10.0	12.2	11.3
Consolidated	13.7	12.7	14.2	12.8
General and administrative expenses on a consolidated basis increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily as a result of increased personnel-related expenses due to higher headcount and our acquisitions of TalkPoint, Central Desktop and Modality. General and administrative expenses in North America increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 as a result of our acquisitions of TalkPoint and Central Desktop and increased personnel-related expenses due to slightly higher headcount. General and administrative expenses in Europe remained flat during the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily as a result of increased headcount offset by a decrease due to fluctuations in foreign exchange rates. General and administrative expenses in Asia Pacific decreased during the three and nine months ended September 30, 2015, respectively, due to the timing of professional fees and other miscellaneous costs. Fluctuations in foreign currency exchange rates did not have a significant effect on general and administrative expenses in North America during the three and nine months ended September 30, 2015 as compared to the same periods in 2014. Fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses in Europe of $0.4 million and $1.2 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses in Asia Pacific of $0.2 million and $0.6 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

Research and Development Expenses
Consolidated research and development expense as a percentage of net revenue was 4.1% for the three months ended September 30, 2015 and 3.9% for the three months ended September 30, 2014. Consolidated research and development expense as a percentage of net revenue was 3.8% for the nine months ended September 30, 2015 and 3.4% for the nine months ended September 30, 2014. We incurred the majority of research and development costs in North America. The increase was primarily driven by additional resources to develop our UC&C software products.
Equity-Based Compensation Expense
Equity-based compensation expense for restricted stock awards is included in operating expenses. The expense was recorded in the line items below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$73	$144	$339	$482
Selling and marketing	1,093	594	2,460	2,011
Research and development	327	181	773	481
General and administrative	2,263	1,741	6,249	4,570
Equity-based compensation expense	$3,756	$2,660	$9,821	$7,544
Equity-based compensation expense increased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 as a result of additional awards granted in the second half of 2014 related to our acquisitions of TalkPoint and Central Desktop, as well as additional performance-based awards granted during 2015.
Depreciation Expense

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Depreciation expense:
North America	$7,335	$6,962	$373	5.4
Europe	998	1,115	(117)	(10.5)
Asia Pacific	553	620	(67)	(10.8)
Consolidated	$8,886	$8,697	$189	2.2

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Depreciation expense:
North America	$21,392	$20,836	$556	2.7
Europe	3,067	3,664	(597)	(16.3)
Asia Pacific	1,891	1,748	143	8.2
Consolidated	$26,350	$26,248	$102	0.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Depreciation expense:
North America	8.2	8.0	7.9	7.8
Europe	2.8	3.1	2.8	3.3
Asia Pacific	3.6	3.7	4.2	3.5
Consolidated	6.3	6.2	6.2	6.1
Consolidated depreciation expense remained flat for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. Fluctuations in Europe and Asia Pacific were due to the timing of asset additions and retirements.
Amortization Expense

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Amortization expense:
North America	$2,578	$1,323	$1,255	94.9
Europe	1,313	1,177	136	11.6
Asia Pacific	71	82	(11)	(13.4)
Consolidated	$3,962	$2,582	$1,380	53.4

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(in thousands)
Amortization expense:
North America	$7,796	$3,754	$4,042	107.7
Europe	4,382	3,550	832	23.4
Asia Pacific	221	245	(24)	(9.8)
Consolidated	$12,399	$7,549	$4,850	64.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	% of Revenue		% of Revenue
Amortization expense:
North America	2.9	1.5	2.9	1.4
Europe	3.6	3.3	4.0	3.2
Asia Pacific	0.5	0.5	0.5	0.5
Consolidated	2.8	1.8	2.9	1.8
Consolidated amortization expense increased for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 as a result of amortization recognized on intangible assets related to our recent acquisitions. Refer to Notes 5 and 10 of our condensed consolidated financial statements for additional information on our related intangible assets and acquisitions.

Restructuring Costs
Consolidated restructuring costs incurred during the three months ended September 30, 2015 were less than $0.1 million, representing less than 0.1% of net revenue for the period. Consolidated restructuring costs for the nine months ended September 30, 2015 were $4.2 million, representing approximately 1.0% of net revenue for the period. There were $0.1 million restructuring costs for the three and nine months ended September 30, 2014.

Realignment of Workforce – 2015

For the 2015 alignment, we recorded restructuring expenses of $4.3 million during the nine months ended September 30, 2015. Of these expenses, $3.9 million relate to severance costs. We eliminated approximately 90 positions in an effort to realign our international operations and ensure that our organizational structure is optimally aligned to take full advantage of our market opportunities. We also recorded $0.4 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.5 million in North America, $1.0 million in Europe and $1.8 million in Asia Pacific. Our reserve for the 2015 realignment was $0.3 million at September 30, 2015, which we anticipate will be paid within one year.

Realignment of Workforce – 2014

During 2014, we eliminated approximately 15 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $0.5 million of severance costs, including a $(0.1) million adjustment recorded in 2015, and $0.1 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $0.1 million in North America and $0.5 million in Europe. There is no remaining reserve for the 2014 realignment at September 30, 2015.

Realignment of Workforce – 2013

During 2013, we eliminated approximately 60 positions in an effort to consolidate and streamline various functions of our workforce. To date, we have recorded $3.3 million of severance costs and $0.2 million in contract termination costs associated with this realignment. On a segment basis, these restructuring costs totaled $1.3 million in North America, $2.0 million in Europe and $0.2 million in Asia Pacific. Our reserve for the 2013 realignment was $0.1 million at September 30, 2015, which we anticipate will be paid within one year.
Acquisition/divestiture-related Costs
Acquisition/divestiture-related costs reflected in our condensed consolidated statements of operations include, but are not limited to, transaction costs such as banking, legal, accounting and other professional fees directly related to acquisitions and divestitures, termination and related costs for transitional and certain other employees, integration-related professional fees and other post-business combination expenses associated with our acquisitions and divestitures.
The following table summarizes acquisition/divestiture-related costs incurred during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Divestiture-related costs
Professional fees	$2,854	$—	$2,854	$—
Acquisition-related costs
Professional fees	266	1,136	637	2,849
Release of indemnification asset	612	1,472	612	1,472
Integration-related costs	416	868	2,976	2,846
Earn-out adjustments, net	(1,727)	(1,329)	(1,058)	(1,329)
Total acquisition/divestiture-related costs	$2,421	$2,147	$6,021	$5,838

Included in Integration-related costs above in 2015 is a lease abandonment charge of approximately $0.8 million related to a facility in the United Kingdom that will no longer be utilized due to recent acquisition activities in that country. For further discussion of these costs, see Note 10 to our condensed consolidated financial statements.
Interest Expense
Interest expense was $3.0 million and $2.1 million in the three months ended September 30, 2015 and 2014, respectively, and was $8.5 million and $6.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to higher balances outstanding on our credit facility as a result of our recent acquisitions. The weighted-average outstanding balance on our credit facility was $353.1 million and $284.7 million for the three months ended September 30, 2015 and 2014, respectively, and $356.7 million and $281.1 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings, was 2.74% and 2.44% at September 30, 2015 and 2014, respectively.
Income Tax (Benefit) Expense
Income tax (benefit) expense for the three and nine months ended September 30, 2015 was $(0.6) million and $1.0 million, respectively, compared to $(0.4) million and $5.2 million for the three and nine months ended September 30, 2014, respectively. The decrease in income tax expense during the nine months ended September 30, 2015 compared to the same period in the prior year is primarily related to the decrease in income from continuing operations before income taxes for the three and nine months ended September 30, 2015 compared to the same periods of 2014.
We had $7.4 million and $8.2 million of unrecognized tax benefits as of September 30, 2015 and December 31, 2014, respectively. Upon resolution, $5.9 million and $6.9 million of unrecognized tax benefits would affect our annual effective tax rate as of September 30, 2015 and December 31, 2014, respectively. The unrecognized tax benefits are included in “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets.

Our valuation allowance at September 30, 2015 primarily relates to certain foreign and state net operating loss and capital loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the nine months ended September 30, 2015, the net change in our valuation allowance was $0.1 million.
Discontinued Operations
The following amounts associated with our discontinued businesses have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating loss	$(118)	$(93)	$(508)	$(259)
Interest expense	(66)	(62)	(196)	(182)
Income tax benefit	65	55	251	158
Loss from discontinued operations, net of taxes	$(119)	$(100)	$(453)	$(283)
The results of discontinued operations for the three and nine months ended September 30, 2015 and 2014 reflect ongoing costs associated with the state telecommunications excise tax and state corporate tax matters set forth in Note 11. We have agreed to indemnify the purchaser of our PGiSend messaging business, which was sold in 2010, for these pre-closing, residual liabilities.
Liquidity and Capital Resources
Cash provided by operating activities
Consolidated operating cash flows decreased to $41.6 million for the nine months ended September 30, 2015 as compared to $53.9 million for the nine months ended September 30, 2014. This decrease was attributable to an $10.1 million reduction in cash generated from working capital, net of business acquisitions, for the nine months ended September 30, 2015 as compared to the same period in 2014. The primary driver of the negative fluctuation in working capital, net of business acquisitions, is the reduction in accounts payable and increases in accounts receivable. This reduction was partially offset by increases in accrued payroll.

Cash used in investing activities
Consolidated investing activities used cash of $44.4 million and $80.0 million for the nine months ended September 30, 2015 and 2014, respectively. The principal uses of cash in investing activities for the nine months ended September 30, 2015 were $28.0 million for capital expenditures and $16.1 million for acquisitions, net of cash acquired. The principal use of cash in investing activities for the nine months ended September 30, 2014 was $55.5 million for acquisitions and $26.6 million for capital expenditures, slightly offset by proceeds received from the sale of investments as described in Note 2 to our condensed consolidated financial statements.
Cash (used in) provided by financing activities
Consolidated financing activities used cash of $15.7 million for the nine months ended September 30, 2015 and provided $12.0 million over the same period in 2014. The primary uses of cash provided by financing activities in the nine months ended September 30, 2015 was $15.6 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants, as well as payment of $1.8 million to settle the Powwownow earn-out liability, partially offset by $1.5 million of net proceeds from borrowing arrangements. The primary source of cash provided by financing activities in the nine months ended September 30, 2014 was $37.5 million of net proceeds on borrowing arrangements partially offset by $25.8 million in treasury stock purchases, which includes the value of shares of our common stock redeemed to satisfy employees’ tax withholdings due upon the vesting of their restricted stock grants.
Off-balance sheet arrangements
At September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Capital resources
Our credit facility consists of a $350.0 million revolver, a $150.0 million Term A loan and an uncommitted $75.0 million accordion feature, which allows for additional credit commitments up to a maximum of $575.0 million, subject to the credit facility terms and conditions. Our subsidiary, ATS, is the borrower under our credit facility, with PGi and certain of our material domestic subsidiaries guaranteeing the obligations of ATS under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of the issued and outstanding stock of our material foreign subsidiaries. Proceeds drawn under our credit facility can be used for working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under our credit facility, at our option, is (1) the base rate (the highest of the federal funds rate plus one-half of one percent, the prime rate or one-month LIBOR plus one and one-half percent) plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end, or (2) LIBOR (or, if applicable, the rate designated in the credit facility for certain foreign currencies) for one, two, three or six months adjusted for a percentage that represents the Federal Reserve Board’s reserve percentage plus an applicable percentage that varies based on our consolidated leverage ratio at quarter end. The applicable percentages for base rate loans and LIBOR loans were 1.50% and 2.50%, respectively, at September 30, 2015 under our credit facility. Our interest rate on LIBOR loans, which comprised materially all of our outstanding borrowings as of September 30, 2015, was 2.74%. In addition, we pay a commitment fee on the unused portion of our credit facility that is based on our consolidated leverage ratio at quarter end. As of September 30, 2015, the rate applied to the unused portion of our credit facility was 0.40%. Our credit facility contains customary terms and restrictive covenants, including financial covenants. At September 30, 2015, we were in compliance with the covenants under our credit facility.
At September 30, 2015, we had utilized $337.5 million of our credit facility, with $334.3 million in borrowings and $3.2 million in letters of credit outstanding. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2015, we have no outstanding interest rate swaps.
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
Liquidity
As of September 30, 2015, we had $19.3 million in cash and equivalents compared to $40.2 million as of December 31, 2014. Cash balances residing outside of the United States were $17.2 million and $38.2 million as of September 30, 2015 and December 31, 2014, respectively. As we generate positive cash flows in the United States, we currently do not foresee a requirement to repatriate the cash and cash equivalents held by our foreign subsidiaries to fund domestic operations or repay domestic obligations. Included in these cash flows are repayments of royalties and management fees charged to international locations from the United States which were not included in segment operating income. We also utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash and cash equivalents available in the locations where they are needed, and, when advantageous, may access foreign cash or cash equivalents in a tax efficient manner. However, if these funds are needed for our operations in the United States, we could be required to pay additional U.S. taxes to repatriate these funds.
At September 30, 2015, we had $162.5 million of available credit on our credit facility, without regard to the uncommitted $75.0 million accordion feature. We have historically borrowed on our credit facility in order to fund stock repurchases and acquisitions. We had sufficient cash flows from consolidated operations to service existing debt obligations, to fund capital expenditure requirements and to fund research and development expenses for new services and enhancements to existing services. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

FORWARD LOOKING STATEMENTS
When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including, but not limited to, the following factors:

•	Risks related to our proposed merger with Siris;

•	Competitive pressures, including pricing pressures;

•	Technological changes and the development of alternatives to our services;

•	Market acceptance of our UC&C software suite, including our iMeet and GlobalMeet product portfolios;

•	Our ability to attract, retain and expand the products and services we provide to existing customers;

•	Our ability to establish and maintain strategic reseller and distribution relationships;

•	Risks associated with global economic or market conditions;

•	Price increases from our telecommunications service providers;

•	Service interruptions and network downtime, including undetected errors or defects in our software;

•	Technological obsolescence and our ability to upgrade our equipment or increase our network capacity;

•	Concerns regarding the security and privacy of our customers' confidential information;

•	Future write-downs of goodwill or other intangible assets;

•	Greater than anticipated tax and regulatory liabilities;

•	Restructuring and cost reduction initiatives and the market reaction thereto;

•	Our level of indebtedness;

•	Risks associated with acquisitions and divestitures;

•	Indemnification claims from our PGiSend sale;

•	Our ability to protect our intellectual property rights, including possible adverse results of litigation or infringement claims;

•	Regulatory or legislative changes, including further government regulations applicable to traditional telecommunications service providers and data privacy;

•	Risks associated with international operations and market expansion, including fluctuations in foreign currency exchange rates;

•	Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014; and

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.
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
We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. From time to time, we may enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2015, we had no outstanding interest rate swaps.
At September 30, 2015, we had borrowings of approximately $334.3 million outstanding under our credit facility that are subject to interest rate risk. Each 1% increase or decrease in interest rates relative to these borrowings would impact our annual pre-tax earnings and cash flows by approximately $3.3 million based on our September 30, 2015 debt level.
We generated approximately 40% of our consolidated net revenue and 34% of our operating expenses in countries outside of the United States in the nine months ended September 30, 2015. Additionally, we have foreign currency denominated debt as part of our credit facility. At September 30, 2015, we had foreign debt outstanding of £2.5 million. As a result, fluctuations in exchange rates impact the amount of our reported consolidated net revenue, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change our consolidated net revenue, operating expenses and outstanding debt for the nine months ended September 30, 2015 by approximately $16.9 million, $14.0 million and $0.4 million, respectively. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, the Euro Zone, India, Japan, Norway, Singapore and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and we did not have any foreign currency exchange derivatives outstanding at September 30, 2015.

ITEM 4	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS
State Corporate Tax Matter

On August 6, 2010, our former subsidiary, Xpedite, received a final determination from the New Jersey Division of Taxation upholding a corporate business tax audit assessment for the tax years ended December 31, 1998 through December 31, 2000 and December 31, 2002. The assessment totaled approximately $6.2 million as of August 15, 2010, including approximately $2.4 million in taxes and $3.8 million in accrued interest and penalties, on which interest continues to accrue. The assessment relates to the sourcing of Xpedite’s receipts for purposes of determining the amount of its income that is properly attributable to, and therefore taxable by, New Jersey. We are vigorously contesting the determination through a timely appeal that we filed with the Tax Court of New Jersey on November 2, 2010. On April 24, 2015, we filed a motion for summary judgment with the Tax Court of New Jersey which was denied on August 25, 2015. We filed a motion for reconsideration on September 14, 2015. We believe we are adequately reserved for this matter. However, if the New Jersey Division of Taxation’s final determination is sustained, the amount assessed could result in a material adjustment to our consolidated financial statements which would impact our cash flows and results of operations. We agreed to indemnify EasyLink for this matter in connection with our PGiSend sale.
Other Litigation and Claims
We are involved in other litigation matters and are subject to claims arising in the ordinary course of business that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such matters.

ITEM 1A	RISK FACTORS

Except as set forth below, as of September 30, 2015, there have been no material changes to the risk factors that were previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.
If our proposed merger with Siris pursuant to the merger agreement is not consummated, our business, operating results and stock price could be adversely affected.
If the transaction with Siris is not consummated, we will be subject to several risks and our business could be adversely affected. The price of our common stock may decline significantly from the current market price, to the extent that the current market price reflects the market’s expectation that the merger will be completed or as a result of the market’s perceptions as to the reasons why the merger was not completed. Further, if the merger is not completed, we may experience negative reactions from the financial markets and our customers, strategic alliance partners, suppliers and employees, which could adversely impact our access to the capital markets and other business relationships in the future. If the merger agreement is terminated pursuant to certain specified circumstances, we may be required to pay a termination fee to Siris in an amount of $19,742,842.
Pursuant to the merger agreement, we must conduct our business in the ordinary course and are subject to a variety of other restrictions on the conduct of business prior to the closing of the merger or termination of the merger agreement. Such restrictions may delay or prevent us from pursuing otherwise attractive business opportunities that may arise pending completion of the merger. If the merger is not consummated, our management will have focused significant attention on negotiating and preparing for the merger instead of on pursuing other potential strategic opportunities that could have been beneficial to us. Significant transaction costs associated with the transaction, including legal fees, financial advisory fees and other expenses, have already been incurred that are payable even if the merger with Siris is not consummated.
For these and other reasons, termination of the merger agreement or failure to consummate the merger could materially and adversely affect our business, financial condition and results of operations.
Obtaining required approvals and satisfying the other conditions to the completion of the merger may delay or prevent completion of the transaction.
The completion of the our successful merger with Siris is subject to a number of conditions, including but not limited to: (i) the approval of the merger agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon; (ii) the absence of any temporary restraining order, injunction or other judgment, order or decree or other legal restraint or prohibition or law prohibiting or making illegal the consummation of the merger; and (iii) all actions by or in respect of filings with any governmental authority required to permit the consummation of the merger have been taken or obtained.

We and Siris intend to pursue all required approvals and satisfy all other conditions within our control in accordance with the merger agreement. However, several of these conditions are outside of our control and no assurance can be given that each required condition will be satisfied and, even if all such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of satisfaction of such conditions or required approvals or that they will satisfy the terms of the merger agreement.
Litigation may be filed against us and the members of our board of directors challenging the merger and any adverse outcome in any such litigation may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
Historically, following the announcement of a proposed merger, securities class action litigation is frequently brought against a company and its board of directors. Although no litigation related to the merger has been filed at this time, if any person or entity were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the merger, then such injunctive or other relief may prevent the merger from being consummated at all or within the expected time frame. If consummation of the merger is prevented or delayed, it could have negative consequences that materially and adversely affect our business, results of operations, and the price per share for our common stock, as described above.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2015	—	$—	—	2,046,748
August 1 - 31, 2015	—	$—	—	2,046,748
September 1 - 30, 2015	43,566	$13.74	—	2,046,748
Total	43,566	$13.74	—

(1)
The total number of shares purchased includes shares purchased pursuant to our board-approved stock repurchase program described below and shares surrendered by employees to the company to satisfy tax withholding obligations in connection with the vesting of restricted stock totaling 43,566 shares in September 2015, which do not count against shares authorized under our stock repurchase program.

(2)
In December 2012, our board approved a stock repurchase program authorizing the repurchase of up to 5.0 million shares of our common stock. As of September 30, 2015, we have purchased approximately 3.0 million shares pursuant to this stock repurchase program. This stock repurchase program has no expiration date.

ITEM 6	EXHIBITS
The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this quarterly report on Form 10-Q, which are incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2015
PREMIERE GLOBAL SERVICES, INC.
 /s/ David E. Trine
David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated September 10, 2015, by and among Pangea Private Holdings, II, LLC, Pangea Merger Sub Inc. and Registrant (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 10, 2015 and filed on September 11, 2015).

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